Form 10QSB
period 2005-07-31
Milk Bottle Cards Inc.
filed 2005-09-15
CIK 1321516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 2005.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

             Commission File Number 333-124304

                   MILK BOTTLE CARDS INC.
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            20-1904354
--------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)


     127 East 18th Ave.
 Vancouver, British Columbia, Canada          V5V 1E4
----------------------------------------      -------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (604) 733-6194

                               None
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No

Indicate  by check mark  whether  the  registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes  X   No

At July 31, 2005, there were 2,000,000 shares of our common stock issued and outstanding.

                      TABLE OF CONTENTS
                      -----------------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation. 9

Item 3.  Controls and Procedures.................................. 11

                    PART II: OTHER INFORMATION

Item 6.  Exhibits................................................. 11

Signatures........................................................ 12

                    PART 1. FINANCIAL INFORMATION
                    -----------------------------

Item 1. Financial Statements
----------------------------
The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form SB-2, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-124304.

                          Milk Bottle Cards Inc.
                     (A Development Stage Enterprise)
                             Balance Sheets

                                             July 31    January 31
                                               2005        2005
                                           (Unaudited)
                                           -----------   ---------
ASSETS
------
Current Assets
--------------
Cash                                       $    3,723    $   9,841
Inventory                                         210            -
                                           ----------    ---------
  Total Assets                             $    3,933    $   9,841
                                           ==========    =========

LIABILITIES
-----------
Current Liabilities
-------------------
Accounts payable                           $   4,464     $   5,875
                                           ----------    ---------
  Total Current Liabilities                    4,464         5,875
                                           ----------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
Common Stock (Note 2
  100,000,000 authorized shares,
  par value $0.001
  2,000,000 shares issued and outstanding      2,000        2,000
Additional paid-in capital                     8,000        8,000
Deficit accumulated during
 development stage                           (10,531)      (6,034)
                                           ----------    ---------

  Total Stockholders' Equity (Deficit)          (531)       3,966
                                           ----------    ---------

Total Liabilities and Stockholders'
  Equity (Deficit)                         $   3,933     $  9,841
                                           ==========    =========

Going Concern Contingency (Note 1)


The accompanying notes are an integral part of these interim financial statements.

                          Milk Bottle Cards Inc.
                     (A Development Stage Enterprise)
                     Interim Statements of Operations
                               (unaudited)


                                     Three Months    Six Months   November 19, 2004
                                        Ended           Ended      (inception) to
                                    July 31, 2005   July 31, 2005   July 31, 2005
                                    --------------  ------------- -----------------
Revenues:
--------
Revenues                            $        -         $     -      $          -
                                    --------------  --------------  ------------

Expenses:
--------
General and administrative expenses      2,541            4,497           10,531
                                    --------------  --------------  ------------
Total Expenses                           2,541            4,497           10,531
                                    --------------  --------------  ------------

Net Income (Loss) for the Period    $   (2,541)     $    (4,497)         (10,531)
                                    ==============  ==============  ============

Basic Loss per Common Share         $    (0.00)     $     (0.00)
                                    =============================

Weighted Average Number Of
Common Shares Outstanding            2,000,000        2,000,000
                                    =============================











The accompanying notes are an integral part of these interim financial statements.

                         Milk Bottle Cards Inc.
                     (A Development Stage Enterprise)
                      Interim Statement of Cash Flows
                               (Unaudited)


                                      Six Months  November 19, 2004
                                        Ended       (inception) to
                                    July 31, 2005    July 31, 2005
                                    --------------  --------------

Cash Flows From Operating Activities:
------------------------------------
Net loss for the period                $   (4,497)     $ (10,531)

Change in non-cash working capital
Items:
  Inventory                                  (210)          (210)
  Accounts Payable                         (1,411)         4,464
                                       -------------------------
Net Cash Used in Operating Activities      (6,118)        (6,277)
                                       -------------------------


Cash Flows From Financing Activities:
------------------------------------
  Common Stock issued for cash                  -         10,000
                                       -------------------------
Net Cash Provided by Financing
Activities                                      -         10,000
                                       -------------------------
Net Increase (Decrease) In Cash            (6,118)         3,723

Cash, Beginning Of Period                   9,841             -
                                       -------------------------
Cash, End Of Period                    $    3,723      $   3,723
                                       =========================

Supplementary Disclosures:
--------------------------
Interest Paid                          $        -      $      -
                                       =========================
Income taxes Paid                      $        -      $      -
                                       =========================





The accompanying notes are an integral part of these interim financial statements.

                        Milk Bottle Cards Inc.
                 (A Development Stage Enterprise)
                     July 31, 2005 (unaudited)
              Notes to Interim Financial Statements


Note 1 - Nature of Operations and Summary of Significant Accounting Policies
------------------------------------------------------------------------------
Organization
------------
Milk Bottle Cards Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 19, 2004 for the purpose of producing, distributing and marketing a collection of greeting cards.

The Company has a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 2,000,000 common shares issued and outstanding as of January 31, 2005 and July 31, 2005.

The Company has been in the initial organization stage since inception and has no business assets nor current operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company has completing a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering up to 1,000,000 shares of the Company's common stock in connection with an offering of 1,000,000 shares of the Company's common stock at a price of $0.025 per share to raise up to $25,000. The Company is currently in the process of completing the offering.

The Company expects to satisfy its cash requirements for the next twelve months with the current cash in the bank, proceeds from the offering and advances from the Company's sole director if required.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended January 31, 2005 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

                        Milk Bottle Cards Inc.
                  (A Development Stage Enterprise)
                      July 31, 2005 (unaudited)
                 Notes to Interim Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting
Policies (cont.)
-------------------------------------------------------------------
Basis of presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

The Company's year end is January 31, 2005 with its initial period being from November 19, 2004 to January 31, 2005.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Foreign Currency Translation
-----------------------------
The Company's functional currency and reporting currency is the U.S. dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their U. S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.
To date the Company has not reported any translation adjustments or transaction gains or losses.

Stock-Based Compensation
------------------------
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                        Milk Bottle Cards Inc.
                   (A Development Stage Enterprise)
                       July 31, 2005 (unaudited)
                  Notes to Interim Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting
Policies (cont.)
-------------------------------------------------------------------
Federal Income Tax
------------------
The Company has adopted the provisions of SFAS No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Earnings (loss) per Common Share
--------------------------------
The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share".

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding during the period. Dilutive securities having an anti-dilutive effect on diluted earnings
(loss) per share are excluded from the calculation.

Diluted loss per share is equal to basic loss per share as there are no dilutive securities outstanding.

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Recent accounting pronouncements
--------------------------------
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

                         Milk Bottle Cards Inc.
                    (A Development Stage Enterprise)
                        July 31, 2005 (unaudited)
                  Notes to Interim Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting
Policies (cont.)
-------------------------------------------------------------------
Recent accounting pronouncements (cont.)
----------------------------------------
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

Note 2 - Common Stock
-----------------------
The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To date, the Company has not granted any stock options and has not recorded any stock-based compensation.

Effective November 29, 2004, a total of 2,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.005 per share for total proceeds of $10,000.

Note 3 - Related Parties
--------------------------
The Company has had no significant related party transactions with any related individuals or entities.

The Company currently uses office space provided by the director of the Company on a rent-free basis not subject to any formal rental or lease agreement. The Company has determined that the fair value of the office space provided is not significant and accordingly no related rent expense has been recorded in these financial statements.


Note 4 - Income Taxes
---------------------
The Company has net operating loss carry-forwards of approximately $10,500 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form SB-2/A-2 Registration Statement, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 333-124304.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Results of Operations
---------------------
Prior year comparative figures are not presented because the Company wasn't incorporated until on November 19, 2004.

We are a development stage company and have not yet realized any revenues.

Total operating expenses for the three and six months ended July 31, 2005 were $2,541 and $4,497, respectively, all of which consisted of general and administrative expenses incurred in the day-to-day operation of our business.

Net loss was $2,541 or $0.00 per share for the three months ended July 31, 2005.

Liquidity and Capital Resources
-------------------------------
At July 31, 2005, we had $3,723 in cash in the bank and inventory on hand in the amount of $210. Our total assets at July 31, 2005 were $3,933.

Our accounts payable and total liabilities for the six months ended July 31, 2005 were $4,464, resulting from general administration of our business.

Net cash used in operating activities for the six months ended
July 31, 2005 was ($6,118). Our stockholders' equity was a deficit of $531at July 31, 2005.

There was no cash provided by financing or investing activities for the three or six months ended July 31, 2005.

We are currently selling shares of our common stock in an initial public offering registered and made effective with the U.S. Securities and Exchange Commission in July 2005. Once we complete the offering and receive the total proceeds, we will be able to fully implement our proposed business plans. We believe the receipt of the total proceeds of our initial offering will be sufficient to complete our business plans and generate revenues to sustain our operations for the next twelve months without having to raise additional capital or seek bank or other loans. There can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments..

Critical Accounting Policies
----------------------------
Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Although all of our operations to date have been in Canada, our functional currency is the United States dollar and we have also used the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.

Because we are a small, development stage company, with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement on the SEC website at www.sec.gov, under our SEC File Number 333-124304:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  31                  Sec. 302 Certification of CEO/CFO
  32		      Sec. 906 Certification of CEO/CFO

B) There were no reports on Form 8-K filed during the quarter.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


September 10, 2005             Milk Bottle Cards, Inc., Registrant

                               /s/ Nicole Milkovich
                               -----------------------------------
                               By: Nicole Milkovich, President,
                                   CEO, Secretary, Treasurer, CFO,
                                   Principal Accounting Officer and
                                   Sole Director




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


September 10, 2005             Milk Bottle Cards, Inc., Registrant

                               /s/ Nicole Milkovich
                               -----------------------------------
                               By: Nicole Milkovich, President,
                                   CEO, Secretary, Treasurer, CFO,
                                   Principal Accounting Officer and
                                   Sole Director