Form 10QSB
period 2005-10-31
Milk Bottle Cards Inc.
filed 2005-12-15
CIK 1321516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2005.

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

Indicate  by check mark  whether  the  registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes     No X

At October 31, 2005, there were 3,000,000 shares of our common stock issued and outstanding.

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

                          Milk Bottle Cards Inc.
                     (A Development Stage Enterprise)
                             Balance Sheets

                                            October 31  January 31
                                               2005        2005
                                           (Unaudited)
                                           -----------   ---------
ASSETS
------
Current Assets
--------------
Cash                                       $   23,791    $   9,841
Inventory                                         210            -
                                           ----------    ---------
  Total Assets                             $   24,001    $   9,841
                                           ==========    =========

LIABILITIES
-----------
Current Liabilities
-------------------
Accounts payable                           $   2,275     $   5,875
                                           ----------    ---------
  Total Current Liabilities                    2,275         5,875
                                           ----------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
Common Stock (Note 2
  100,000,000 authorized shares,
  par value $0.001
  3,000,000 shares issued and outstanding      3,000        2,000
  (January 1, 2005-2,000,000)
Additional paid-in capital                    32,000        8,000
Deficit accumulated during
 development stage                           (13,274)      (6,034)
                                           ----------    ---------

  Total Stockholders' Equity                  21,726        3,966
                                           ----------    ---------

Total Liabilities and Stockholders'
  Equity                                   $  24,001     $  9,841
                                           ==========    =========

Going Concern Contingency (Note 1)


The accompanying notes are an integral part of these interim financial statements.

                          Milk Bottle Cards Inc.
                     (A Development Stage Enterprise)
                     Interim Statements of Operations
                               (unaudited)


                                    Three Months      Nine Months    November 19, 2004
                                      Ended             Ended         (inception) to
                                  October 31, 2005  October 31, 2005 October 31, 2005
                                  ----------------  ---------------- -----------------
Revenues:
--------
Revenues                            $        -         $     -      $          -
                                    --------------  --------------  ------------

Expenses:
--------
General and administrative expenses      2,743            7,240           13,274
                                    --------------  --------------  ------------
Total Expenses                           2,743            7,240           13,274
                                    --------------  --------------  ------------

Net Loss for the Period             $   (2,743)     $    (7,240)         (13,274)
                                    ==============  ==============  ============

Basic Loss per Common Share         $    (0.00)     $     (0.00)
                                    =============================

Weighted Average Number Of
Common Shares Outstanding            2,450,549        2,150,183
                                    =============================











The accompanying notes are an integral part of these interim financial statements.

                         Milk Bottle Cards Inc.
                     (A Development Stage Enterprise)
                      Interim Statement of Cash Flows
                               (Unaudited)


                                     Three Months    November 19, 2004
                                        Ended         (inception) to
                                  October 31, 2005    October 31, 2005
                                  ----------------   -----------------

Cash Flows From Operating Activities:
------------------------------------
Net loss for the period                $   (7,240)     $ (13,274)

Change in non-cash working capital
Items:
  Inventory                                  (210)          (210)
  Accounts Payable                         (3,600)         2,275
                                       -------------------------
Net Cash Used in Operating Activities     (11,050)       (11,209)
                                       -------------------------


Cash Flows From Financing Activities:
------------------------------------
  Common Stock issued for cash             25,000         35,000
                                       -------------------------
Net Cash Provided by Financing
Activities                                 25,000         35,000
                                       -------------------------
Net Increase In Cash                       13,950         23,791

Cash, Beginning Of Period                   9,841             -
                                       -------------------------
Cash, End Of Period                    $   23,791      $  23,791
                                       =========================

Supplementary Disclosures:
--------------------------
Interest Paid                          $        -      $      -
                                       =========================
Income taxes Paid                      $        -      $      -
                                       =========================





The accompanying notes are an integral part of these interim financial statements.

                        Milk Bottle Cards Inc.
                 (A Development Stage Enterprise)
                     October 31, 2005 (unaudited)
              Notes to Interim Financial Statements


Note 1 - Nature of Operations and Summary of Significant Accounting Policies
------------------------------------------------------------------------------
Organization
------------
Milk Bottle Cards Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 19, 2004 for the purpose of producing, distributing and marketing a collection of greeting cards. The Company has commenced operations and the development of their greeting card business.


The Company has a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of January 31, 2005 and October 31, 2005.

The Company has been in the initial organization stage since inception and has no current operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company has completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering up to 1,000,000 shares of the Company's common stock in connection with an offering of 1,000,000 shares of the Company's common stock at a price of $0.025 per share. During the period, the Company completed the offering and raised a total of $25,000 on the issuance of 1,000,000 shres of the Company''s common stock.

The Company expects to satisfy its cash requirements for the next twelve months with the current cash in the bank, proceeds from the offering, revenues 1from operations and advances from the Company's sole director if required. Accordingly, these and other factors raise substantial doubt as to the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended January 31, 2005 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

                        Milk Bottle Cards Inc.
                  (A Development Stage Enterprise)
                      October 31, 2005 (unaudited)
                 Notes to Interim Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting
Policies (con't)
-------------------------------------------------------------------
Basis of presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

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

Inventory
---------
Inventory is carried at the lower of cost and net realizable value. Cost includes all direct material and labor incurred in the production of greeting cards.

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

                        Milk Bottle Cards Inc.
                   (A Development Stage Enterprise)
                       October 31, 2005 (unaudited)
                  Notes to Interim Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------------

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

                         Milk Bottle Cards Inc.
                    (A Development Stage Enterprise)
                        October 31, 2005 (unaudited)
                  Notes to Interim Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting
Policies (con't)
-------------------------------------------------------------------
Recent accounting pronouncements
--------------------------------
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

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

Effective September 27, 2005, a total of 1,000,000 shares of the Company's common stock were issued at $0.025 per share for total proceeds of $25,000.

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


Note 4 - Income Taxes
---------------------
The Company has net operating loss carry-forwards of approximately $13,300 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

Total operating expenses for the three and nine months ended October 31, 2005 were $2,743 and $7,240, respectively, all of which consisted of general and administrative expenses incurred in the day-to-day operation of our business.

Net loss was $2,743 or $0.00 per share for the three months ended October 31, 2005.

Liquidity and Capital Resources
-------------------------------
At October 31, 2005, we had $23,791 in cash in the bank and inventory on hand in the amount of $210. Our total assets at October 31, 2005 were $24,001.

Our accounts payable and total liabilities as at October 31, 2005 were $2,275, resulting from general administration of our business.

Net cash used in operating activities for the nine months ended
October 31, 2005 was ($11,050). Our stockholders' equity was $21,726 at October 31, 2005.

Cash provided by financing activities for the nine months ended
October 31, 2005 was $25,000, resulting in the sale of 1,000,000 shares of our common stock pursuant to the terms of a registration statement filed and madeeffective by the U.S. Securities and Exchange Commission on Form SB-2. The registration statement can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 333-124304.

We believe the receipt of the total proceeds from this offering will be sufficient to allow us to complete our business plans for the next twelve months without having to raise additional capital or seek bank or other loans; however, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

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

We have not adopted a stock option plan and have not granted any stock options. We have no warrant agreements or other stock exchange documents issued or outstanding.

Business Plan of Operations Overview
------------------------------------
* We have launched a new website at www.milkbottlecards.com which currently displays several different cards for sale; including hand painted cards, Holiday, Birthday and Thank You cards. Baby Shower and Anniversary cards are expected to be available for sale in January 2006.

* Online Paypal purchasing is expected to be available by January 2006 to facilitate online purchasing.
* The new website includes an Event section and a Holiday event evening was presented on December 3, 2005 and family, friends and business acquaintances attended the gathering and purchased in excess of 100 cards.
* We have completed a client custom card order for 100 holiday cards.
* Current card inventory is approximately 300; consisting mainly of holiday cards. We anticipate increasing the card inventory to in excess of 500 cards by January 2006 inclusive of cards of all categories, with an increased emphasis on Thank you cards and hand painted cards in Spring/ Summer colors.
* Preliminary discussions have taken place with a flower retailer and gift retailer to display and sell MBC cards in their establishments on a consignment basis. In addition, Milk Bottle Cards are currently available in a home accessories retail store in Vancouver on a consignment basis.

We will continue to increase our card collection and inventory and we anticipate starting to market the collection to other retail stores early in 2006. In addition, we anticipate participating in local gift and home living trade shows in Spring/Summer 2006.


Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

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


December 14, 2005               Milk Bottle Cards, Inc., Registrant

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


December 14, 2005               Milk Bottle Cards, Inc., Registrant

                               /s/ Nicole Milkovich
                               -----------------------------------
                               By: Nicole Milkovich, President,
                                   CEO, Secretary, Treasurer, CFO,
                                   Principal Accounting Officer and
                                   Sole Director