Form 10KSB
period 2006-01-31
Milk Bottle Cards Inc.
filed 2006-04-21
CIK 1321516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2006

                        Commission File Number 333-124304


                             MILK BOTTLE CARDS INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                   2771                    20-1904354
(State or other jurisdiction               (Primary Standard             (IRS Employer
of incorporation or organization)      Industrial Classification       Identification No.)
                                              Code Number)

                          127 East 18th Ave., Vancouver
                        British Columbia, Canada, V5V 1E4
                             Telephone 604 733 6194
                                Fax 604 733 6195
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of January 31, 2006, the registrant had 3,000,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 31, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             13
Item 3.  Legal Proceedings                                                   13
Item 4.  Submission of Matters to a Vote of Securities Holders               13

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                13
Item 6.  Management's Discussion of Analysis or Plan of Operation            14
Item 7.  Financial Statements                                                20
Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                30
Item 8A. Controls and Procedures                                             30

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        30
Item 10. Executive Compensation                                              31
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     32
Item 12. Certain Relationships and Related Transactions                      33
Item 13. Exhibits                                                            33
Item 14. Principal Accountant Fees and Services                              33

Signatures                                                                   33

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

Milk Bottle Cards Inc. was incorporated under the laws of the State of Nevada on November 19, 2004 for the purpose of producing, distributing and marketing a collection of greeting cards. We have commenced operations and the development of our greeting card business. We maintain our business office at 127 East 18th Ave., Vancouver, British Columbia, V5V 1E4 Canada, in the home of Nicole Milkovich, our President, which we use on a rent-free basis.

As of January 31, 2006 we had generated $476 in revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of January 31, 2006.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 1,000,000 shares of our common stock in connection with an offering of the 1,000,000 shares at a price of $0.025 per share. As of September 20, 2005, we completed the offering and raised a total of $25,000 on the issuance of the 1,000,000 shares.

On January 5, 2006 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol MBTL.

INDUSTRY BACKGROUND

The custom of sending greeting cards can be traced back to the ancient Chinese, who exchanged messages of good will to celebrate the New Year, and to the early Egyptians, who conveyed their greetings on papyrus scrolls. Handmade paper greeting cards were being exchanged in Europe sometime in the 13th Century. The Germans are known to have printed New Year's greetings from woodcuts as early as 1400, and handmade paper Valentines were being exchanged in various parts of Europe in the early to mid-1400s. By the 1850s, the greeting card had been transformed from a relatively expensive, handmade and hand-delivered gift to a popular and affordable means of personal communication, due largely to advances in printing and mechanization, as well as the introduction of the postage stamp.

Louis Prang, a German immigrant who started a small lithographic business near Boston in 1856, is generally credited with the start of the greeting card industry in America. In 1875, he introduced the first complete line of Christmas cards to the American public but by the 1890s, cheap imitative import cards entered the American market, eventually forcing Prang to abandon his greeting card publishing business.

In the early 1900s, the domestic business climate for greeting cards increased and a number of today's leading publishers were founded. Following World War I, new publishers continued to enter the field and increased competition produced important innovations in printing processes, art techniques and decorative treatments for greeting cards. During World War II, the greeting card industry flourished during the war effort, helping the government sell war bonds and providing cards for the soldiers overseas.

Since the 1980s, alternative cards - cards not made for a particular holiday or event - gained in popularity. Explosive growth in electronic technology, and the adoption of the Internet, gave birth to the electronic greeting card or "E-card" in the late 1990s. The development of this entirely new medium for card-sending served to further expand the industry, producing new E-card publishers as well as E-greeting card offerings by traditional greeting card publishers.

PRINCIPAL PRODUCTS AND THEIR MARKETS

We intend to operate our business in a two-pronged manner. We produce quality handmade greeting cards and then sell those products through a variety of distribution channels, both wholesale and retail.

We retail our greeting card line through an online store on our website at www.milkbottlecards.com, at craft shows and home parties. We also wholesale our greeting cards to small gift and card stores and flower stores, either by selling direct or by consigning cards to them. We launched a preliminary website on May 15, 2005 and are currently designing the pages for future use with our online store. We expect to have our full series of cards on our website by June 30, 2006. We are also increasing the number of hand painted cards in our inventory so they will be available for immediate purchase on our website.

INITIAL GREETING CARD LINE

Our initial greeting card collection falls into two categories: (1) everyday greeting cards, including Birthday, Anniversary and Get Well; and (2) seasonal cards, including Christmas, Valentine's Day, Mother's Day and Father's Day. In addition, we produce hand painted blank greeting cards so the purchaser is able to customize the card to any occasion. We are currently working on multiple series' of cards that utilize the same theme but within each theme we will have cards for birthdays, weddings, baby showers, anniversaries, etc. We expect to have the new cards available for sale in June 2006.

We believe that our printed greeting cards are unique and appealing, because we use different types of paper stock in the manufacturing of the cards than are currently seen in the marketplace. In addition, we cut and paste together the different types of paper stock, as well as use other design features: bows, ribbons, buttons and other decorative trinkets that we feel gives the cards an appealing and unique appearance. Each of our hand painted cards is individually painted and is unique with the use of different paper stock, color and tonal selection, as well as design.

We currently manufacture our cards in two ways -- Printed and Hand Painted. The printed cards are printed in our office using an ink-jet printer and sprayed with a sealer to protect the surface. The hand painted cards is painted on high-quality watercolor paper. The approximate cost of producing an average card will be $1.00 to $1.40, depending on which technique is used. This cost is expected to drop once we start to purchase supplies in larger quantities. We currently intend to sell our cards to retailers for $2.50 to $3.50, resulting in a retail price to the end consumer of $4.95 to $6.95 each, which is competitively priced within the industry. We will maintain this retail price range of $4.95 to $6.95 per card when selling direct to the consumer through our website, craft shows and through home parties. The cards are stamped on the back with our company logo and website address to ensure a unique feel of the product and a brand awareness, which we hope will eventually lead customers to our website for repeat sales. The cards are individually wrapped in cellophane sleeves with coordinating envelopes.

Printed Cards are limited edition printed greeting cards. The technique for these cards is for the design to be collaged, scanned and then printed in small batches for a series of cards based on the trends of the seasons; utilizing different colors, patterns, textures and themes.

Hand Painted Cards are one-of-a-kind designed cards painted on high quality watercolor paper, with matching envelopes.

We will continue to experiment with different card-making techniques and materials, varying the themes, patterns and colors that we feel the public will want to purchase. As new designs are developed, new cards will be added to our collection, while poor selling cards will be eliminated.

MARKET ANALYSIS

Initially, we are endeavoring to sell our greeting cards regionally throughout the Vancouver area of British Columbia, Canada. We are attempting to wholesale and/or consign our line to gift stores, card stores and flower stores, seeking to ultimately have 3 gift stores, 6 card stores and 3 flower stores carrying and displaying our card collection. Preliminary discussions have taken place with a flower retailer and gift retailer to display and sell our cards in their establishments on a consignment basis. In addition, Milk Bottle Cards are currently available in a home accessories retail store in Vancouver on a consignment basis. We will continue to identify distinct establishments that cater to higher income individuals who are interested in buying greeting cards that are hand made, unique in design and that are not mass produced. In addition to extensively marketing and establishing a presence in the Vancouver area, we also intend to sell our greeting cards over the Internet, thereby increasing the possibility of expanding our geographic markets throughout North America.

As we establish our operations and expand our inventory of initial cards, we intend to expand our geographic coverage for our wholesale business, as well. We may also be able to expand our geographic coverage for certain aspects of our retail sales beyond Internet exposure and sales, such as through gift and home living shows in other regions.

According to statistics disclosed by the Greeting Card Association (www.greetingcard.org), U.S. consumers purchase approximately 7 billion greeting cards each year, generating nearly $7.5 billion in retail sales. More than 90 percent of all U.S. households buy greeting cards, with the average household purchasing 30 individual cards in a year. The average person receives more than 20 cards per year, about one-third of which are birthday cards. The most popular Everyday cards are Birthday (60%), Anniversary (8%), Get Well (7%), Friendship (6%), and Sympathy cards (6%). The most popular Seasonal cards are Christmas (60%), Valentine's Day (25%), Mother's Day (4%), Easter (3%), and Father's Day (3%) cards. Even though such statistical data is unavailable in Canada, we believe that the market is similar to the U.S.

COMPETITION

Competition for our greeting card collection comes from two distinct groups of producers of greeting cards. The first group is the large multinational corporations who have traditionally mass produced greeting cards for the consumer market and are the leaders in the industry. The second group contains smaller companies focusing on different niche segments within the greeting card market, as well as individuals or small organizations producing small volumes of hand made greeting cards.

Our major competitors will be the large multinational greeting card companies, which include Hallmark Cards Inc., American Greetings Corporation, Taylor Corporation, 123greetings.com Inc. and CSS Industries, Inc. These companies tend to mass produce greeting cards for the consumer market and have been quite successful in doing so. In addition to traditional paper based greeting cards, many of these companies have developed divisions that provide online greeting cards, wedding invitations, birth announcements, etc., as well as different seasonal offerings that might include gift wrap, ribbons and bows. These companies have extensive resources for development, manufacturing, marketing, distribution and sales of their greeting card collections and associated product offerings. While these multinationals mass produce and distribute their cards throughout North America, we believe that there is still room in the industry to target market those consumers who do not want mass produced greeting cards, but would rather have a more unique and hand made greeting card.

There are also a large number of individuals and small organizations producing small volumes of hand made greeting cards for distribution and sale to specialty shops, including card and gift shops, flower shops as well as through the Internet. There are no significant barriers to entry into the greeting card industry, virtually any motivated individual could commence a business and start designing, manufacturing and selling greeting cards immediately. We feel that we can successfully compete in this small, handmade segment of the industry quite effectively with our unique, handmade card designs and verses.

We believe that the key factors for our success will be to design a unique and appealing collection of greeting cards, utilize quality paper and competitive pricing. We also focus on selling our greeting cards to markets we target that specialize in carrying handmade and specialty greeting cards. Establishing the "Milk Bottle Cards" brand name will be essential to the success of our company. We will need to continually reinforce to the consumer that our greeting cards are unique, high quality, of good value and are readily available for purchase. We believe that consumers will develop into repeat customers if we can continue to deliver on these key factors. By aggressively focusing on several different sales channels, we feel that we will be able to build up our brand name, which will assist us in competing in the very competitive greeting card industry.

SALES AND DISTRIBUTION METHODS

We market our products both to wholesale and retail distributors in a number of different ways. We have focused initially on targeting and wholesaling, or consigning, when necessary to familiarize customers with our brand name, to small gift shops, card stores and flower stores. We also plan to retail our products through parties hosted by individuals, at gift and home living shows, and via an online Internet store on our website at www.milkbottlecards.com.

Using direct marketing and sales, we will sell our product to small gift shops, card stores and flower stores. As the market for greeting cards is quite competitive, we feel that we may initially have to offer consignment terms to potential customers. Once we start to establish our brand name, however, and begin generating revenues, we will be in a stronger position and will no longer need to offer consignment terms for our cards.

We also plan to generate direct sales at parties hosted by individuals who will receive a 20% commission on all products sold at the party. The host of the party will invite individuals by word of mouth or through invitations, such as has historically been done with Tupperware and MaryKay Cosmetics, as well as many other companies. This method tends to keep costs associated with this form of sale to a minimum. When funds are available and we are ready to expand into this form of marketing and sales, we intend to place ads in local newspapers and handouts.

As funds allow, we also plan to attend local gift and home living shows where it we will display and sell our products. This method will also keep sales costs fairly low; however, as there are not that many such shows, the amount of sales from this method is not expected to be significant.

We are currently in the process of building our website to host an online store at www.milkbottlecards.com, where our greeting card collection can be viewed, purchased and shipped. Due to the high cost of shipping, we plan to initially only make our products available within North America and there will be a minimum order size of twelve cards. We are currently developing a user friendly interactive web site where consumers can view the greeting cards, order the cards and provide shipping information. As Internet usage continues to grow and online purchases become much more commonplace, it is expected that we will incorporate online credit card purchases and Internet sales will become an inexpensive and effective way for us to sell our greeting cards.

We intend to use our website as not only an online store, but a marketing tool as well. The website will contain pictures and information about all of our greeting cards. We will attempt to strategically place the website on many different and popular search engines. We will attempt to drive traffic to our website using direct email marketing campaigns, starting with friends, family and business associates. Our greeting cards will be wrapped in clear plastic covers and stickers with Milk Bottle Cards used to seal them. This will continue to reinforce the Milk Bottle Cards brand name and be consistent with the website.

SOURCES AND AVAILABILITY OF PRODUCTS

We currently purchase our supplies from two primary sources: CardBlanks.com, of Victoria, British Columbia, and Opus Framing of Vancouver, British Columbia. We do not have any written contracts with these suppliers yet and are on a cash purchase basis at this time. Once our business is established and our inventory increases, we intend to shop for better prices based on larger lot purchases of paper and inks used in our card making process. All of the materials and supplies used in our card making process are readily available from many different suppliers and, if and when necessary, we will be able to substitute our current suppliers if certain supplies we need are unavailable or if we are able to obtain better quality and better prices for the supplies we use.

EQUIPMENT

Ms. Nicole Milkovich, an officer and director, currently provides the usage of computer and technical equipment for the development and manufacturing of the greeting card collection, on a rent-free basis. This equipment consists of an Apple Macintosh PowerBook G4 computer, an Epson Ink Jet printer and an Agfa scanner. We anticipate that this equipment will be sufficient to develop our business operations into the foreseeable future; however, if there is high initial demand for our greeting cards, we will require an additional printer. We estimate that we can purchase an additional printer for approximately $300, as well as a fax machine for approximately $300, a laminating machine for approximately $300 and a paper cutter for approximately $100. We are responsible for purchasing all the assorted inks, paper and supplies associated with the development of the greeting cards and reimburse Ms. Milkovich for such costs and expenses incurred on our behalf.

PATENTS AND TRADEMARKS

We do not currently have any patent or trademark protection. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

GOVERNMENT AND INDUSTRY REGULATION

Regulation of Internet - Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

     *    user privacy
     *    freedom of expression
     *    pricing
     *    content and quality of products and services
     *    taxation
     *    advertising
     *    intellectual property rights
     *    information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of the laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

We will abide by all copyright laws and will ensure that any copyrighted information that is provided on our website or included in any or our greeting card offerings has received approval from the source of the copyright information. When using the information provided or refurbished from other sources and to protect us from any potential intellectual property claims, we will endeavor to obtain all necessary consents prior to the use of the sources and will reference the sources to give full credit where it is due.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees, other than, Nicole Milkovich and Carlos Bolbrugge, our officers and director, who will not be compensated for their services until such time as we become profitable. At such time, our Board of Directors will determine the amount of compensation that will be paid to our officers and directors, if any. Ms. Milkovich devotes approximately 20 hours per week of her time to our operations and Mr. Bolbrugge devotes approximately 5 hours per week. Nicole's duties will be to handle our day-to-day operations and Carlos assists Nicole on an as- needed basis. Ms. Milkovich and Mr. Bolbrugge do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available.

REPORTS TO SECURITY HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED LIMITED REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in November 2004; we have just recently commenced the development of our greeting card collection; we have realized $476 in revenues; and have an accumulated deficit of $18,541 since inception. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive greeting card industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our greeting cards, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase.

WE ARE TOTALLY DEPENDENT ON THE PROCEEDS FROM OUR OFFERING TO IMPLEMENT OUR BUSINESS PLANS. WE DO NOT HAVE ANY OTHER SOURCES OF FUNDING AND MAY BE UNABLE TO FIND ANY SUCH FUNDING, IF AND WHEN NEEDED, WHICH COULD SEVERELY LIMIT ANY POSSIBLE REVENUES AND RESULT IN A FAILURE OF OUR BUSINESS AND A TOTAL LOSS OF YOUR INVESTMENT.

We will use the proceeds of our offering to complete the design and production of our initial greeting card line. Other than the shares sold in our initial public offering which closed on September 20, 2005, no other source of capital has been identified or sought. We received the total proceeds of $25,000. This initial greeting card collection consists of both printed and hand painted cards. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares and we are not successful in our proposed business plans. There can be no assurance that we will be able to raise additional funding, if we do not generate sufficient revenues, to later develop and sell a more expansive collection of greeting cards. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

SINCE OUR SUCCESS DEPENDS UPON THE EFFORTS OF NICOLE MILKOVICH, THE KEY MEMBER OF OUR MANAGEMENT, OUR FAILURE TO RETAIN NICOLE MILKOVICH WILL NEGATIVELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL RESULTS. IN ADDITION, WE MAY NEED TO HIRE ADDITIONAL EMPLOYEES IN ORDER TO EXPAND AND SELL ADDITIONAL CARDS. IF THESE EMPLOYEES ARE NOT AVAILABLE TO US, WE MAY BE UNABLE TO EXPAND OUR BUSINESS WHEN WE ARE READY TO DO SO, WHICH COULD RESULT IN POSSIBLE REVENUE LOSSES.

Our business is greatly dependent on the efforts of our President, Nicole Milkovich. We have no full time employees and only two part-time employees, Nicole Milkovich, an officer and director and Carlos Bolbrugge, an officer, neither of whom are compensated for their services. Our success will also depend in large part upon our ability to attract, develop, motivate and retain highly skilled artistic and technical employees in order to expand our card collection from the initial line. Competition for qualified personnel in this industry is intense and we may not be able to hire or retain qualified personnel, if and when needed. We have not yet had any difficulties in hiring, as we don't expect to seek employees until we have established our initial card collection and seek to expand. As such, we are unaware of any characteristics of our company that may not be attractive to potential recruits. We have not entered into a management agreement with Nicole Milkovich and the loss of her services could have a negative impact on our business operations, operating results and possible revenues.

OUR OFFICERS AND DIRECTOR HAVE CONFLICTS OF INTEREST IN THAT THEY HAVE OTHER ACTIVITIES THAT WILL PREVENT THEM FROM DEVOTING FULL-TIME TO OUR OPERATIONS, WHICH MAY SLOW OUR OPERATIONS AND AS A RESULT MAY REDUCE OUR FINANCIAL RESULTS.

Our officers and director have conflicts of interest in that they have other activities that will prevent them from devoting full-time to our operations. Nicole Milkovich, our President, Secretary, Chief Financial Officer and sole Director is a full-time graphic designer for Nick Milkovich Architects and takes on various graphic design independent contracts, as well. Ms. Milkovich devotes approximately 20 hours per week to our operations. Carlos Bolbrugge, our Vice President of Design, is a full-time independent graphic designer in the film industry and devotes approximately 5 hours per week to our operations. These other activities performed by our officers and sole director will not directly compete with our proposed operations; however, the limited number of hours Ms. Milkovich and Mr. Bolbrugge have to devote to our business activities may negatively affect our operations and reduce or limit our potential revenues and financial results.

THE GREETING CARD INDUSTRY IS HIGHLY COMPETITIVE AND IF OUR COLLECTION OF CARDS IS NOT WELL RECEIVED AND/OR SUCCESSFUL, WE MAY BE UNABLE TO GENERATE REVENUE.

The greeting card industry is highly competitive with respect to price and quality of the cards, as well as the accessibility of the cards for consumers and, as a result, there is a high failure rate in the industry. There are numerous well-established competitors, including large international card companies, regional and local card companies possessing substantially greater financial, marketing, personnel and other resources than our company. There can be no assurance that we will be able to respond to all of the competitive factors affecting the card industry and successfully develop a greeting card line that will be well received and profitable. The greeting card industry is generally affected by changes in consumer preferences and national, regional and local economic conditions, as well as demographic trends. If we are unable to successfully produce and market our greeting card line and generate revenues, you could lose any investment you make in our securities.

BECAUSE WE DO NOT CURRENTLY HAVE ANY PATENT OR TRADEMARK PROTECTION FOR OUR GREETING CARD LINE, THERE IS NO GUARANTEE THAT SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET BEFORE WE DO OR MAKE A BETTER PRODUCT, EITHER OF WHICH COULD SEVERELY LIMIT OUR PROPOSED SALES AND REVENUES.

We believe our greeting card line is unique; however, we currently have no patents or trademarks for our designs or brand name. As business is established and operations expand, we may seek such protection; however, we currently have no plans to do so. Despite efforts to protect our proprietary rights, such as our designs and brand name, since we have no patent or trademark rights, unauthorized persons may attempt to copy aspects of our business, including our designs, greeting cards and other proprietary information. We currently keep all of our proprietary information in locked computer databases and file cabinets and plan to enter into non-disclosure agreements with any outside printing firms and/or other companies we may engage to develop our card collections. These simple procedures, however, are no assurance our proprietary information and/or brand name will not fall into the hands of a third party who may choose to copy or use similar techniques and/or our brand name. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations. We are unaware of any infringement upon our proprietary rights and/or brand name and have not been notified by any third party that we are infringing upon any proprietary rights.

BUYING LOW-PRICED PENNY STOCK IS VERY RISKY AND SPECULATIVE.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets.

OUR SOLE DIRECTOR HAS VOTING CONTROL OF OUR COMMON STOCK, WHICH COULD RESULT IN SHAREHOLDER DECISIONS BEING MADE ON MATTERS YOU MAY NOT AGREE WITH OR THAT MAY NOT NECESSARILY BE OF BENEFIT TO YOU AS A SHAREHOLDER.

Because our sole officer and director controls a large percentage of our common stock, she has the power to control our management and its decisions. Our sole director owns a total of 2,000,000 shares, which is approximately 67% of our issued and outstanding common stock. As such, in accordance with provisions in our articles of incorporation and bylaws, she will be able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of our officers and sole director may not be, at all times, the same as that of our other shareholders. Where those conflicts exist, our shareholders will be dependent upon our officers and sole director exercising, in a manner fair to all of our shareholders, their fiduciary duties as officers and directors. Also, these officers and directors will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including any possible change in business plans, merger of our company with or into another company, the sale of all or substantially all of our assets and/or amendments to our articles of incorporation, even though none of such events is planned or proposed.

ANY FUTURE SALE OF STOCK HELD BY OUR EXISTING STOCKHOLDER, WHO HOLDS 67% OF OUR TOTAL ISSUED AND OUTSTANDING SHARES, COULD SEVERELY IMPACT THE MARKET PRICE OF OUR STOCK.

A total of 2,000,000 shares were issued to Nicole Milkovich, our sole director and existing stockholder, on November 29, 2004, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares held by Ms. Milkovich after the applicable restrictions expire on November 29, 2005 may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. However, Ms. Milkovich does not have any existing plans to sell her shares at any time.

WE ARE A SMALL, DEVELOPMENT STAGE START-UP COMPANY WITH ONLY ONE DIRECTOR ON OUR BOARD, WHICH COULD RESULT IN A LACK OF INDEPENDENCE NEEDED ON CERTAIN ISSUES AND DECISIONS WHICH IMPACTING OUR SHAREHOLDERS.

We are a small start-up company with only one director, Nicole Milkovich, who is also our President, CEO, Secretary, Treasurer, CFO and Principal Accounting Officer. As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. In addition, Ms. Milkovich owns 67% of our issued and outstanding Common Stock, giving her control of any decisions regarding the company and/or our Common Stock. There can be no assurance that Ms. Milkovich will be completely independent in the decisions she makes as our sole director and/or principal stockholder, that will ensure protection of the rights of other stockholders.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. We operate our business from the home of our President, Nicole Milkovich, on a rent-free basis. It is anticipated this arrangement will remain until we begin generating revenues and our operations expand, at which time we will seek to lease shared office facilities at competitive market rates, on a month-to-month basis. It is our opinion that our current office space will meet our needs for the foreseeable future.

INVESTMENT POLICIES

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended January 31, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since January 5, 2006 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol MBTL. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

There are currently 2,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 2,000,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Our officer and director, possessing 66.6% of our voting common stock, controls significantly all of our activities and thus, may affect the determination of whether dividends are paid on to our stockholders.

HOLDERS

As of January 31, 2006, we have 3,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated $476 in revenue since inception and have incurred $18,807 in expenses through January 31, 2006.

The following table provides selected financial data about our company for the year ended January 31, 2006.

             Balance Sheet Data:                  1/31/06
             -------------------                  -------
             Cash                                $ 19,230
             Total assets                        $ 19,230
             Total liabilities                   $  2,771
             Shareholders' equity                $ 19,230

Cash provided by financing activities for the year ended January 31, 2006 was $25,000, resulting from the sale of our common stock in an initial public offering, which was completed on September 20, 2005.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

BUSINESS PLAN OF OPERATIONS OVERVIEW

     * We have launched our website at www.milkbottlecards.com which currently displays several different cards for sale; including hand painted cards, holiday, birthday and thank you cards. We are currently working on multiple series' of cards that utilize the same theme but within each theme have cards for birthdays, weddings, baby showers, anniversaries, etc. We expect to have the new cards available for sale in June 2006.

     * Online Paypal purchasing is expected to be available by June 2006 to facilitate online purchasing.

     * The website includes an Event section and a Holiday event evening was presented on December 3, 2005 and family, friends and business acquaintances attended the gathering and purchased in excess of 100 cards.

     * We have completed a client custom card order for 100 holiday cards and we would like to expand the custom card business by contacting more corporate entities and introducing them to Milk Bottle Cards and our custom card opportunities.

     * We anticipate increasing the card inventory to in excess of 500 cards by June 2006 inclusive of cards of all categories, with an increased emphasis on Thank you cards and hand painted cards in Spring/ Summer colors. The production of hand painted cards by our president will continue, we expect to have an inventory of 250 of these cards by June 2006.

     * Our cards are currently available in a home accessories retail store in Vancouver on a consignment basis. We would like to expand this type of business and we will be continuing to contact specialty retailers and presenting this business opportunity to them.

     * We will continue to increase our card collection and inventory and we anticipate starting to market the collection to other retail stores early in 2006. In addition, we anticipate participating in local gift and home living trade shows in Spring/Summer 2006.

     * We are going to research new printing techniques in order to reduce the problem with wasted materials we have encountered in our production of the printed cards.

     * Our president plans on hosting a home party sale during the Summer 2006 where she will invite family, friends and business associates to view and purchase cards from the new collection.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

DEVELOPMENT STAGE ENTERPRISE

We are a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". We are devoting all of our present efforts to securing and establishing a new business. Our planned principal operations have only recently commenced and we have had limited revenues.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

REVENUE RECOGNITION

We recognize revenue when products have been shipped, the amounts are fixed or determinable and collection is reasonably assured. We recognizes revenue from sales of consignment goods only when the end-user sale has occurred.

FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," we have determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash and accounts payable and accrued liabilities approximate fair values due to the short-term maturity of the instruments.

WEBSITE DEVELOPMENT COSTS

We account for website development costs in accordance with Emerging Issues Task Force (EITF) 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, we capitalize all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized over the estimated useful life commencing upon substantial completion and commercialization of the website. To date we have not capitalized any web site development costs.

LOSS PER COMMON SHARE

We compute net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. We have not issued any potentially dilutive instruments since inception and accordingly only basic loss per share is presented.

INCOME TAXES

We have adopted SFAS No. 109 "Accounting for Income Taxes" as of inception. Pursuant to SFAS No. 109, we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

FOREIGN CURRENCY TRANSLATION

Our functional currency and reporting currency is the U.S. dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To date we have not reported any translation adjustments or transaction gains or losses.

STOCK-BASED COMPENSATION

We have not adopted a stock option plan and have not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. We do not have any assets requiring disclosure of comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, SHARE-BASED PAYMENT. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. We are currently evaluating the impact of the adoption of this standard on our reported financial position or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, SHARE-BASED PAYMENT, to give guidance on the implementation of SFAS No. 123R. We will consider SAB No. 107 during the implementation of SFAS No. 123R.

In July 2005, the FASB issued SFAS No. 154, ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS - A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and No. 124, ACCOUNTING FOR CERTAIN INVESTMENTS HELD BY NOT-FOR-PROFIT ORGANIZATIONS, and APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our future reported financial position or results of operations.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

                [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Milk Bottle Cards Inc.:

We have audited the accompanying balance sheets of Milk Bottle Cards Inc. (a development stage enterprise) as of January 31, 2006 and 2005 and the statements of operations, stockholders' equity and cash flows for the year ended January 31, 2006, the period from inception on November 19, 2004 to January 31, 2005 and the period from inception on November 19, 2004 to January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders' equity for the year ended January 31, 2006, the period from inception on November 19, 2004 to January 31, 2005 and the period from inception on November 19, 2004 to January 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ Dale Matheson Carr-Hilton LaBonte

                                               CHARTERED ACCOUNTANTS
Vancouver, Canada
April 17, 2006

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                            January 31, 2006      January 31, 2005
                                                            ----------------      ----------------
                                     ASSETS

Current Assets
  Cash                                                          $ 19,230              $  9,841
                                                                --------              --------

      Total  Assets                                             $ 19,230              $  9,841
                                                                ========              ========

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                      $  2,771              $  5,875
                                                                --------              --------

      Total Current Liabilities                                    2,771                 5,875
                                                                --------              --------

                               STOCKHOLDERS'EQUITY

Common Stock (Note 3)
   100,000,000 authorized common shares, par value $0.001
    3,000,000 common shares issued and outstanding
    (January 31, 2005 - 2,000,000)                                 3,000                 2,000
Additional Paid-in-Capital                                        32,000                 8,000
Deficit accumulated during development stage                     (18,541)               (6,034)
                                                                --------              --------

      Total Stockholders' Equity                                  16,459                 3,966
                                                                --------              --------

Total Liabilities and Stockholders' Equity                      $ 19,230              $  9,841
                                                                ========              ========

Going Concern Contingency (Note 1)


   The accompanying notes are an integral part of these financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                              Period from        Cumulative from
                                                                           November 19, 2004    November 19, 2004
                                                          Year Ended         (inception) to       (inception) to
                                                       January 31, 2006     January 31, 2005     January 31, 2006
                                                       ----------------     ----------------     ----------------
REVENUES                                                  $       476          $        --          $       476

COST OF GOODS SOLD                                                210                   --                  210
                                                          -----------          -----------          -----------
                                                                  266                   --                  266
                                                          -----------          -----------          -----------
EXPENSES
  General and Administrative Expenses                          12,773                6,034               18,807
                                                          -----------          -----------          -----------

NET LOSS                                                  $   (12,507)         $    (6,034)         $   (18,541)
                                                          ===========          ===========          ===========

Basic Net Loss Per Common Share                           $     (0.01)         $     (0.00)
                                                          ===========          ===========

Weighted Average Number of Common Shares Outstanding        2,364,384            1,729,730
                                                          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
      For the period from November 19, 2004 (inception) to January 31, 2006

                                                                                           Deficit
                                                                                         Accumulated
                                                    Common Shares          Additional      During          Total
                                                               $0.001        Paid-In     Development    Stockholders'
                                               Shares         Par Value      Capital        Stage          Equity
                                               ------         ---------      -------        -----          ------
Balance, November 19, 2004                          --        $      --     $      --     $      --      $      --

Stock Issued for cash at $0.005 per share
November 29, 2004                            2,000,000            2,000         8,000            --         10,000

Net Loss                                            --               --            --        (6,034)        (6,034)
                                             ---------        ---------     ---------     ---------      ---------

Balance, January 31, 2005                    2,000,000            2,000         8,000        (6,034)         3,966

Stock Issued for cash at $0.025 per share
September 20, 2005                           1,000,000            1,000        24,000            --         25,000

Net Loss                                            --               --            --       (12,507)       (12,507)
                                             ---------        ---------     ---------     ---------      ---------

Balance, January 31, 2006                    3,000,000        $   3,000     $  32,000     $ (18,541)     $  16,459
                                             =========        =========     =========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                           Period from         Cumulative from
                                                                         November 19, 2004    November 19, 2004
                                                       Year Ended          (inception) to       (inception) to
                                                     January 31, 2006     January 31, 2005     January 31, 2006
                                                     ----------------     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $(12,507)            $ (6,034)            $(18,541)
  Changes in non-cash working capital items:
    Accounts Payable and Accrued Liabilities              (3,104)               5,875                2,771
                                                        --------             --------             --------
Net Cash Used in Operating Activities                    (15,611)                (159)             (15,770)
                                                        --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                            25,000               10,000               35,000
                                                        --------             --------             --------
Net Cash Provided by Financing Activities                 25,000               10,000               35,000
                                                        --------             --------             --------

Increase in Cash                                           9,389                9,841               19,230

Cash Balance, Beginning                                    9,841                   --                   --
                                                        --------             --------             --------

Cash Balance, Ending                                    $ 19,230             $  9,841             $ 19,230
                                                        ========             ========             ========

Supplemental Disclosures:
  Cash Paid for interest                                $     --             $     --             $     --
                                                        ========             ========             ========
  Cash Paid for income taxes                            $     --             $     --             $     --

                                                        ========             ========             ========

   The accompanying notes are an integral part of these financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            January 31, 2006 and 2005
                          Notes to Financial Statements


NOTE 1  -  NATURE OF OPERATIONS

ORGANIZATION

Milk Bottle Cards Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 19, 2004 for the purpose of producing, distributing and marketing a collection of greeting cards.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at January 31, 2006, the Company has accumulated losses of $18,541 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its greeting cards. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have commenced however, the Company has yet to derive a significant amount of revenue from operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            January 31, 2006 and 2005
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue when products have been shipped, the amounts are fixed or determinable and collection is reasonably assured. The Company recognizes revenue from sales of consignment goods when cash is received from the consignor.

FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash and accounts payable and accrued liabilities approximate fair values due to the short-term maturity of the instruments.

INCOME TAXES

The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly only basic loss per share is presented.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            January 31, 2006 and 2005
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FOREIGN CURRENCY TRANSLATION

The Company's functional currency and reporting currency is the U.S. dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To date the Company has not reported any translation adjustments or transaction gains or losses.

STOCK-BASED COMPENSATION

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

COMPREHENSIVE INCOME

SFAS No.  130,  "Reporting  Comprehensive  Income,"  establishes  standards  for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No. 123R.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            January 31, 2006 and 2005
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on the Company's future reported financial position or earnings.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on the Company's future reported financial position or results of operations.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            January 31, 2006 and 2005
                          Notes to Financial Statements


NOTE 3 - COMMON STOCK

The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

Since inception, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

Effective November 29, 2004, a total of 2,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.005 per share for total proceeds of $10,000.

Effective September 20, 2005, a total of 1,000,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.025 per share for total proceeds of $25,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has had no significant related party transactions with any related individuals or entities.

The Company currently uses office space provided by the President of the Company on a rent-free basis not subject to any formal rental or lease agreement. The Company has determined that the fair value of the office space provided is not significant and accordingly no related rent expense has been recorded in these financial statements.

The President currently donates card design and production services to the Company. The Company has determined that the fair value of these services is not significant and accordingly no related expense has been recorded in these financial statements.

NOTE 5 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $18,500 at January 31, 2006, (2005 - $6,000) which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and director is set forth below:

Name and Address                   Age                 Position(s)
----------------                   ---                 -----------
Nicole Milkovich                   33      President, CEO, Secretary, Treasurer,
127 East 18th Ave.                         CFO, Principal Accounting Officer and
Vancouver, British Columbia                Director
Canada, V5V 1E4

Carlos Bolbrugge                   34      Vice President of Design
1553 Woods Drive
North Vancouver, BC
V7R 1A8

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The persons named above have held their offices/positions since inception of our Company and are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons. There are no relationships between our officers and directors.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

Nicole Milkovich has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a Director since inception. Nicole graduated from Capilano College in North Vancouver, British Columbia with a Diploma in Studio Art in 1997. In 2000, she obtained her Bachelor of Fine Arts Degree in Visual Art from the Emily Carr Institute of Art and Design. Nicole has worked in the graphic design field since graduation. From November 2000 until the present, Nicole has been employed by Nick Milkovich Architects as a full- time graphic designer, while taking on various graphic design independent contracts outside of the office. In 2001, Nicole was hired by the Architectural Institute of British Columbia to design all print materials for their annual conference, she has held this contract for the past three years. In the past five years, Nicole has had numerous design contracts with companies such as: Eckford & Associates, Landscape Architects; Steelhead Society of British Columbia; MAL Design; Equilibrium Nutrition; Online Canadian Pharmacy; Dilemma Productions; Walk Music; Black Dog Productions; and most recently, the Pacific Salmon Foundation. Nicole Milkovich devotes approximately 20 hours per week to our business.

Carlos Bolbrugge has been our Vice-President of Design since inception. Carlos graduated from Capilano College in North Vancouver, British Columbia with a Diploma in Graphic Design and Illustration in 1995. From June 1998 until the present, Carlos has been employed in the film industry, as a full-time graphic designer, while taking on various graphic design independent contracts outside of the film industry. Over the past three years, Carlos has worked with Nicole Milkovich on several design projects for various clients such as: Eckford & Associates, Landscape Architects; Steelhead Society of British Columbia, Dilemma Productions, and Black Dog Productions. Carlos devotes approximately 5 hours per week to our business.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, neither of our officers and directors is being compensated for their services; however, they are reimbursed for any out-of-pocket expenses they incur on our behalf. In the future, if and when we become profitable from revenues generated, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees is party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation          Long-Term Comp.
                                   --------------------------   ----------------
                                                       Other
   Name and                                            Annual
  Position(s)              Year    Salary    Bonus     Comp.    Awards   Payouts
  -----------              ----    ------    -----     -----    ------   -------
Nicole Milkovich           2006     None      None     None      None      None
President, CEO,
Secretary, Treasurer,
Chief Financial Officer,
Principal Accounting
Officer and Director

Carlos Bolbrugge           2006     None      None     None      None      None
Vice President of Design

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

                            No. of         No. of
                            Shares         Shares        Percentage of Ownership
Name and Address            Before         After          Before       After
Beneficial Owner           Offering       Offering       Offering     Offering
----------------           --------       --------       --------     --------

Nicole Milkovich           2,000,000      2,000,000        100%          67%
127 East 18th Ave.
Vancouver, BC
Canada, V5V 1E4

Carlos Bolbrugge                None          None           0%           0%
1553 Woods Drive
North Vancouver, BC
Canada V7R 1A8

All Officers and
Directors as a Group       2,000,000      2,000,000        100%          67%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We operate our business from the home of our President, Nicole Milkovich, and currently use her computer equipment to produce our greeting cards, on a rent-free basis.

On November 29, 2004, we issued 2,000,000 shares of our restricted common stock to Nicole Milkovich, our President, CEO, Secretary, Treasurer, Chief Financial Officer and sole director, as founders' shares, in exchange for $10,000, or $.005 per share.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

         Exhibit
         Number                              Description
         ------                              -----------
             3(i)  *            Articles of Incorporation
             3(ii) *            Bylaws
            31                  Sec. 302 Certification of CEO/CFO
            32                  Sec. 906 Certification of CEO/CFO

----------
* Incorporated by reference to the Companys Registration Statement on Form SB-2 filed with the Commission on April 25, 2005, File No. 333-124304.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $6,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2006.

For the year ended January 31, 2005, the total fees charged to the company for audit services were $4,200, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 20, 2006                      Milk Bottle Cards, Inc., Registrant


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