Form 10QSB
period 2006-04-30
Milk Bottle Cards Inc.
filed 2006-06-09
CIK 1321516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended April 30, 2006

                        Commission File Number 333-124304


                             MILK BOTTLE CARDS INC.
                 (Name of small business issuer in its charter)


       Nevada                          2771                     20-1904354
(State of incorporation)       (Primary SIC Number)     (IRS Employer ID Number)


                              127 East 18th Avenue
                          Vancouver, BC, Canada V5V 1E4
                             Telephone (604)733-6194
                                Fax (604)733-6195
          (Address and telephone number of principal executive offices)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,000,000 shares of Common Stock outstanding as of April 30, 2006.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                               April 30, 2006     January 31, 2006
                                                               --------------     ----------------
                                                                 (unaudited)
                                     ASSETS
Current Assets
  Cash                                                            $ 17,840           $ 19,230
                                                                  --------           --------
      Total  Assets                                               $ 17,840           $ 19,230
                                                                  ========           ========

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                        $  5,608           $  2,771
                                                                  --------           --------
      Total Current Liabilities                                      5,608              2,771
                                                                  --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock (Note 3)
  100,000,000 authorized common shares, par value $0.001
  3,000,000 common shares issued and outstanding
   (January 31, 2006 - 3,000,000)                                    3,000              3,000
  Additional Paid-in-Capital                                        32,000             32,000
  Deficit accumulated during development stage                     (22,768)           (18,541)
                                                                  --------           --------
      Total Stockholders' Equity                                    12,232             16,459
                                                                  --------           --------

Total Liabilities and Stockholders' Equity                        $ 17,840           $ 19,230
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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Operations
                                   (unaudited)

                                                                                                   Cumulative from
                                                                                                  November 19, 2004
                                                      Three months ended    Three months ended      (inception) to
                                                        April 30, 2006        April 30, 2005        April 30, 2006
                                                        --------------        --------------        --------------
REVENUES                                                  $        --           $        --           $       476

COST OF GOODS SOLD                                                 --                    --                   210
                                                          -----------           -----------           -----------
GROSS PROFIT                                                       --                    --                   266
                                                          -----------           -----------           -----------
EXPENSES
  General and Administrative Expenses                           4,227                 1,956                23,034
                                                          -----------           -----------           -----------

NET LOSS                                                  $    (4,227)          $    (1,956)          $   (22,768)
                                                          ===========           ===========           ===========

Basic and Diluted Net Loss Per Common Share               $     (0.00)          $     (0.00)
                                                          ===========           ===========

Weighted Average Number of Common Shares Outstanding        3,000,000             2,000,000
                                                          ===========           ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
 For the period from November 19, 2004 (inception) to April 30, 2006 (unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                    Common Shares         Additional     During         Total
                                                               $0.001      Paid-In    Development     Stockholders'
                                                 Shares       Par Value    Capital        Stage         Equity
                                                 ------       ---------    -------        -----         ------
Balance, November 19, 2004                             --      $   --      $    --      $     --       $     --

Stock Issued for cash at $0.005 per share
November 29, 2004                               2,000,000       2,000        8,000            --         10,000

Net Loss                                               --          --           --        (6,034)        (6,034)
                                               ----------      ------      -------      --------       --------

Balance, January 31, 2005                       2,000,000       2,000        8,000        (6,034)         3,966

Stock Issued for cash at $0.025 per share
September 20, 2005                              1,000,000       1,000       24,000            --         25,000

Net Loss                                               --          --           --       (12,507)       (12,507)
                                               ----------      ------      -------      --------       --------

Balance, January 31, 2006                       3,000,000       3,000       32,000       (18,541)        16,459

Net Loss                                               --          --           --        (4,227)        (4,227)
                                               ----------      ------      -------      --------       --------

Balance, April 30, 2006                        $3,000,000      $3,000      $32,000      $(22,768)      $ 12,232
                                               ==========      ======      =======      ========       ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Cash Flows
                                   (unaudited)

                                                                                              Cumulative from
                                                                                             November 19, 2004
                                                 Three months ended    Three months ended     (inception) to
                                                   April 30, 2006        April 30, 2005        April 30, 2006
                                                   --------------        --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            $ (4,227)             $ (1,956)             $(22,768)
  Changes in non-cash working capital items:
    Accounts Payable and Accrued Liabilities             2,837                (3,705)                5,608
                                                      --------              --------              --------
Net Cash Used in Operating Activities                   (1,390)               (5,661)              (17,160)
                                                      --------              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                              --                    --                35,000
                                                      --------              --------              --------
Net Cash Provided by Financing Activities                   --                    --                35,000
                                                      --------              --------              --------

Increase in Cash                                        (1,390)               (5,661)               17,840

Cash Balance, Beginning                                 19,230                 9,841                    --
                                                      --------              --------              --------

Cash Balance, Ending                                  $ 17,840              $  4,180              $ 17,840
                                                      ========              ========              ========

Supplemental Disclosures:
  Cash Paid for interest                              $     --              $     --              $     --
                                                      ========              ========              ========
  Cash Paid for income taxes                          $     --              $     --              $     --
                                                      ========              ========              ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                           April 30, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - NATURE OF OPERATIONS

ORGANIZATION

Milk Bottle Cards Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 19, 2004 for the purpose of producing, distributing and marketing a collection of greeting cards.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at April 30, 2006, the Company has accumulated losses of $22,768 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its greeting cards. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                           April 30, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have commenced; however, the Company has yet to derive a significant amount of revenue from operations.

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

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                           April 30, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

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

LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the "if converted" method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly only basic loss per share is presented.

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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                           April 30, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on February 1, 2006.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense.
Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company has not granted any stock options since inception and has not recorded any stock-based compensation.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                           April 30, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                           April 30, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

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

Since inception, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

NOTE 4 - RELATED PARTIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have only recently commenced operations and the development of our greeting card business.

For the three months ended April 30, 2006 we generated no revenues and incurred operating expenses of $4,227. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We had no revenues for the three months ended April 30, 2006 and 2005, respectively. Our net loss for the three months ended April 30, 2006 and 2005 was $4,227 and $1,956, respectively.

In their report on our audited financial statements as of the year ended January 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern based on our current financial position.

LIQUIDITY AND CAPITAL RESOURCES

We expect to be able to satisfy our cash requirements for at least the next 9 months with our cash in the bank of $17,840 at April 30, 2006 without having to raise additional funds or seek bank loans. After that 9 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of April 30, 2006.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 1,000,000 shares of our common stock in connection with an offering of the 1,000,000 shares at a price of $0.025 per share. As of September 20, 2005, we completed the offering and raised a total of $25,000 on the issuance of the 1,000,000 shares.

On January 5, 2006 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol MBTL. There has been no active trading market to date, thus no high or low bids to report.

In furtherance of our business we have the following plans:

     * We have launched our website at www.milkbottlecards.com which currently displays several different cards for sale; including hand painted cards, holiday, birthday and thank you cards. We are currently working on multiple series' of cards that utilize the same theme but within each theme have cards for birthdays, weddings, baby showers, anniversaries, etc. We expect to have the new cards available for sale in August 2006.

     * Online Paypal purchasing is expected to be available by August 2006 to facilitate online purchasing.

     * We have completed a client custom card order for 100 holiday cards and we would like to expand the custom card business by contacting more corporate entities and introducing them to Milk Bottle Cards and our custom card opportunities.

     * We have recently been contacted regarding custom wedding invitations and are researching the best approach to this type of design and sales. We anticipate that it will be difficult to compete with other companies who do this on a much larger scale, with much better equipment.

     * We anticipate increasing the card inventory to in excess of 500 cards by August 2006 inclusive of cards of all categories, with an increased emphasis on Thank you cards and hand painted cards in Spring/ Summer colors. The production of hand painted cards by our president will continue, we expect to have an inventory of 250 of these cards by August 2006.

     * Our cards are currently available in a home accessories retail store in Vancouver on a consignment basis. We would like to expand this type of business and we will be continuing to contact specialty retailers and presenting this business opportunity to them.

     * We will continue to increase our card collection and inventory and we will continue to market the collection to other retail stores in throughout Spring/Summer 2006. In addition, we anticipate participating in local gift and home living trade shows in Summer/Fall 2006.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of April 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at WWW.SEC.GOV under our SEC File Number 333-124304.

BASIS OF PRESENTATION

These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have commenced; however, the Company has yet to derive a significant amount of revenue from operations.

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

LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the "if converted" method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly only basic loss per share is presented.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under

SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on February 1, 2006.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense.
Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company has not granted any stock options since inception and has not recorded any stock-based compensation.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-124304, at the SEC website at www.sec.gov:

      Exhibit No.                     Description
      -----------                     -----------
         3.1         Articles of Incorporation*
         3.2         Bylaws*
         31 Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
         32 Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended April 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 7, 2006                       Milk Bottle Cards Inc., Registrant


                                   By: /s/ Nicole Milkovich
                                       -----------------------------------------
                                       Nicole Milkovich, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

June 7, 2006                       Milk Bottle Cards Inc., Registrant


                                   By: /s/ Nicole Milkovich
                                       -----------------------------------------
                                       Nicole Milkovich, President, Secretary,
                                       Treasurer, Chief Executive Officer,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer