Form 10QSB
period 2006-07-31
Milk Bottle Cards Inc.
filed 2006-09-11
CIK 1321516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended July 31, 2006

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

There were 3,000,000 shares of Common Stock outstanding as of July 31, 2006.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                July 31, 2006     January 31, 2006
                                                                -------------     ----------------
                                                                 (unaudited)
                                   A S S E T S

Current Assets
  Cash                                                            $ 12,655            $ 19,230
                                                                  --------            --------
      Total  Assets                                               $ 12,655            $ 19,230
                                                                  ========            ========

                              L I A B I L I T I E S

Current Liabilities
   Accounts Payable and Accrued Liabilities                       $  2,814            $  2,771
                                                                  --------            --------
      Total Current Liabilities                                      2,814               2,771
                                                                  --------            --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock (Note 3)
  100,000,000 authorized common shares, par value $0.001
   3,000,000 common shares issued and outstanding
   (January 31, 2006 - 3,000,000)                                    3,000               3,000
  Additional Paid-in-Capital                                        32,000              32,000
  Deficit accumulated during development stage                     (25,159)            (18,541)
                                                                  --------            --------
      Total Stockholders' Equity                                     9,841              16,459
                                                                  --------            --------

Total Liabilities and Stockholders' Equity                        $ 12,655            $ 19,230
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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Operations
                                   (unaudited)

                                                                                                              Cumulative from
                                       Three months      Three months       Six months        Six months     November 19, 2004
                                           ended             ended             ended             ended        (inception) to
                                       July 31, 2006     July 31, 2005     July 31, 2006     July 31, 2005     July 31, 2006
                                       -------------     -------------     -------------     -------------     -------------
REVENUES                                $        --       $        --       $        --       $        --       $       476

COST OF GOODS SOLD                               --                --                --                --               210
                                        -----------       -----------       -----------       -----------       -----------

GROSS PROFIT                                     --                --                --                --               266
                                        -----------       -----------       -----------       -----------       -----------
EXPENSES
  General and Administrative Expenses         2,392             2,541             6,618             4,497            25,425
                                        -----------       -----------       -----------       -----------       -----------

NET LOSS                                $    (2,392)      $    (2,541)      $    (6,618)      $    (4,497)      $   (25,159)
                                        ===========       ===========       ===========       ===========       ===========
Basic and Diluted Net Loss Per
 Common Share                           $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                        ===========       ===========       ===========       ===========
Weighted Average Number of
 Common Shares Outstanding                3,000,000         2,000,000         3,000,000         2,000,000
                                        ===========       ===========       ===========       ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
 For the period from November 19, 2004 (inception) to July 31, 2006 (unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                      Common Shares           Additional     During          Total
                                                                 $0.001        Paid-In     Development    Stockholders'
                                                   Shares       Par Value      Capital        Stage         Equity
                                                   ------       ---------      -------        -----         ------
Balance, November 19, 2004                              --       $    --       $    --      $     --       $     --

Stock Issued for cash at $0.005 per share
 November 29, 2004                               2,000,000         2,000         8,000            --         10,000

Net Loss                                                --            --            --        (6,034)        (6,034)
                                               -----------       -------       -------      --------       --------

Balance, January 31, 2005                        2,000,000         2,000         8,000        (6,034)         3,966

Stock Issued for cash at $0.025 per share
 September 20, 2005                              1,000,000         1,000        24,000            --         25,000

Net Loss                                                --            --            --       (12,507)       (12,507)
                                               -----------       -------       -------      --------       --------

Balance, January 31, 2006                        3,000,000         3,000        32,000       (18,541)        16,459

Net Loss                                                                                      (6,618)        (6,618)
                                               -----------       -------       -------      --------       --------
Balance, July 31, 2006                         $ 3,000,000       $ 3,000       $32,000      $(25,159)      $  9,841
                                               ===========       =======       =======      ========       ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Cash Flows
                                   (unaudited)

                                                                                             Cumulative from
                                                                                            November 19, 2004
                                                  Six months ended     Six months ended       (inception) to
                                                    July 31, 2006        July 31, 2005        July 31, 2006
                                                    -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            $ (6,618)            $ (4,497)            $(25,159)
  Changes in non-cash working capital items:
    Accounts Payable and Accrued Liabilities                43               (1,621)               2,814
                                                      --------             --------             --------
Net Cash Used in Operating Activities                   (6,575)              (6,118)             (22,345)
                                                      --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                              --                   --               35,000
                                                      --------             --------             --------
Net Cash Provided by Financing Activities                   --                   --               35,000
                                                      --------             --------             --------

Increase in Cash                                        (6,575)              (6,118)              12,655

Cash Balance, Beginning                                 19,230                9,841                   --
                                                      --------             --------             --------

Cash Balance, Ending                                  $ 12,655             $  3,723             $ 12,655
                                                      ========             ========             ========

Supplemental Disclosures:
  Cash Paid for interest                              $     --             $     --             $     --
                                                      ========             ========             ========
  Cash Paid for income taxes                          $     --             $     --             $     --
                                                      ========             ========             ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            July 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - NATURE OF OPERATIONS

ORGANIZATION

Milk Bottle Cards Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 19, 2004 for the purpose of producing, distributing and marketing a collection of greeting cards.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at July 31, 2006, the Company has accumulated losses of $25,159 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its greeting cards. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            July 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            July 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            July 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            July 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            July 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

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

                             Milk Bottle Cards Inc.
                        (A Development Stage Enterprise)
                            July 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


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

For the three months ended July 31, 2006 we generated no revenues and incurred operating expenses of $2,392. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We had no revenues for the three months ended July 31, 2006 and 2005, respectively. Our net loss for the three months ended July 31, 2006 and 2005 was $2,392 and $2,541, respectively.

In their report on our audited financial statements as of the year ended January 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern based on our current financial position.

LIQUIDITY AND CAPITAL RESOURCES

We expect to be able to satisfy our cash requirements for at least the next 6 months with our cash in the bank of $12,655 at July 31, 2006 without having to raise additional funds or seek bank loans. After that 6 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of July 31, 2006.

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

In furtherance of our business we have the following plans:

* We have launched our website at www.milkbottlecards.com which currently displays several different cards for sale; including hand painted cards, holiday, birthday and thank you cards. We are currently working on multiple series' of cards that utilize the same theme but within each theme have cards for birthdays, weddings, baby showers, anniversaries, etc. We expect to have the new cards available for sale in October 2006.

* Online Paypal purchasing is expected to be available by October 2006 to facilitate online purchasing.

* We have completed a client custom card order for 100 holiday cards and we would like to expand the custom card business by contacting more corporate entities and introducing them to Milk Bottle Cards and our custom card opportunities especially for the holiday season.

* We were recently contacted regarding custom wedding invitations and based on our research and costs the potential customer decided to go with a more standard wedding invitation. As we anticipated it is difficult to compete with other companies who do this on a much larger scale, with much better equipment. We will continue to research how we can better serve customers in this area of card making as we feel that there is a market for custom designed wedding invitations.

* We anticipate increasing the card inventory to in excess of 500 cards by October 2006 inclusive of cards of all categories, with an increased emphasis on Thank you cards and hand painted cards in Autumn colors. The production of hand painted cards by our president will continue and we expect to have an inventory of 250 of these cards by October 2006.

* We are looking into selling the hand painted cards and collaged cards at an increased price as `original pieces of art', and then scanning them and selling the prints of these `originals' in limited edition series as they do with art prints.

* Our cards are currently available in a home accessories retail store in Vancouver on a consignment basis. We would like to expand this type of business and we will be continuing to contact specialty retailers and presenting this business opportunity to them.

* We will continue to increase our card collection and inventory and we will continue to market the collection to other retail stores in throughout Summer/Fall 2006. In addition, we anticipate participating in local gift and home living trade shows in Summer/Fall 2006.

* We are going to research new printing techniques in order to reduce the problem with wasted materials we have encountered in our production of the printed cards due to the overuse of our printer.

* Our president plans on hosting a home party sale during the Fall 2006 where she will invite family, friends and business associates to view and purchase cards from the new collection.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of July 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-124304.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

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

There were no reports filed on Form 8-K during the quarter ended July 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 11, 2006                  Milk Bottle Cards Inc., Registrant


                                    By: /s/ Nicole Milkovich
                                       -----------------------------------------
                                       Nicole Milkovich, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

September 11, 2006                  Milk Bottle Cards Inc., Registrant

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