Form 10QSB
period 2006-10-31
Milk Bottle Cards Inc.
filed 2006-12-07
CIK 1321516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended October 31, 2006

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

There were 3,000,000 shares of Common Stock outstanding as of October 31, 2006.

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                             October 31, 2006       January 31, 2006
                                                             ----------------       ----------------
                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $  8,317              $ 19,230
                                                                 --------              --------

                                                                 $  8,317              $ 19,230
                                                                 ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $    870              $  2,771
                                                                 --------              --------

STOCKHOLDERS' EQUITY
  Capital stock (Note 3)
    100,000,000 authorized Common stock, $0.001 par value,
    3,000,000 common shares issued and outstanding                  3,000                 3,000
     (January 31, 2006 - 3,000,000)
  Additional paid in capital                                       32,000                32,000
  Deficit accumulated during the development stage                (27,553)              (18,541)
                                                                 --------              --------

                                                                    7,447                16,459
                                                                 --------              --------

                                                                 $  8,317              $ 19,230
                                                                 ========              ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       Cumulative from
                                              Nine Month Ended               Three Months Ended       November 19, 2004
                                        ---------------------------     ---------------------------    (inception) to
                                        October 31,     October 31,     October 31,     October 31,      October 31,
                                           2006            2005            2006            2005             2006
                                        -----------     -----------     -----------     -----------      -----------
REVENUE                                 $        --     $        --     $        --     $        --      $       476

COST OF GOOD SOLD                                --              --              --              --              210
                                        -----------     -----------     -----------     -----------      -----------

GROSS PROFIT                                     --              --              --              --              266
                                        -----------     -----------     -----------     -----------      -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Office and general                          1,282             906             802             563           15,425
  Professional fees                           6,450           5,654           1,365           1,500            7,897
  Regulatory and filing fees                  1,280             680             227             680            4,497
                                        -----------     -----------     -----------     -----------      -----------

                                              9,012           7,240           2,394           2,743           27,819
                                        -----------     -----------     -----------     -----------      -----------

NET LOSS                                $    (9,012)    $   (57,240)    $    (2,394)    $    (2,743)     $   (27,553)
                                        ===========     ===========     ===========     ===========      ===========
BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                           $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                        ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       3,000,000       2,150,183       3,000,000       2,450,549
                                        ===========     ===========     ===========     ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 19, 2004 (INCEPTION) TO OCTOBER 31, 2006

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional     During the
                                                   Common Shares         Paid in      Development
                                              Number         Amount      Capital         Stage         Total
                                              ------         ------      -------         -----         -----
Balance, November 19, 2004                          --     $      --    $      --     $      --      $      --

Issued for cash at $0.005 per share -
 November 29, 2004                           2,000,000         2,000        8,000            --         10,000

Net loss                                            --            --           --        (6,034)        (6,034)
                                             ---------     ---------    ---------     ---------      ---------
Balance, January 31, 2005 (audited)          2,000,000         2,000        8,000        (6,034)         3,966

Issued for cash at $0.025 per share -
 September 20, 2005                          1,000,000         1,000       24,000            --         25,000

Net loss                                            --            --           --       (12,507)       (12,507)
                                             ---------     ---------    ---------     ---------      ---------
Balance, January 31, 2006 (audited)          3,000,000         3,000       32,000       (18,541)        16,459

Net loss                                            --            --           --        (9,012)         9,012)
                                             ---------     ---------    ---------     ---------      ---------

Balance, October 31, 2006 (unaudited)        3,000,000     $   3,000    $  32,000     $ (27,553)     $   7,447
                                             =========     =========    =========     =========      =========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Cumulative from
                                                                                      November 19, 2004
                                                   Nine Months Ended October 31,       (inception) to
                                                   -----------------------------         October 31,
                                                      2006               2005               2006
                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (9,012)          $ (7,240)          $(27,553)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Inventory                                            --               (210)                --
     Accounts payable and accrued liabilities         (1,901)            (3,600)               870
                                                    --------           --------           --------

NET CASH USED IN OPERATING ACTIVITIES                (10,913)           (11,050)           (26,683)
                                                    --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                        --             25,000             35,000
  Related party advances                                  --                 --                 --
                                                    --------           --------           --------

NET CASH PROVICED BY FINANCING ACTIVITIES                 --             25,000             35,000
                                                    --------           --------           --------

INCREASE (DECREASE) IN CASH                          (10,913)            13,950              8,317

CASH, BEGINNING                                       19,230              9,841                 --
                                                    --------           --------           --------

CASH, ENDING                                        $  8,317           $ 23,791           $  8,317
                                                    ========           ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                          $     --           $     --           $     --
                                                    ========           ========           ========

  Taxes                                             $     --           $     --           $     --
                                                    ========           ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                                OCTOBER 31, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

ORGANIZATION

Milk Bottle Cards Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 19, 2004 for the purpose of producing, distributing and marketing a collection of greeting cards.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at October 31, 2006, the Company has accumulated losses of $27,553 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its greeting cards. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                                OCTOBER 31, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                                OCTOBER 31, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the "if converted" method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly diluted loss per share is equal to basic loss per share .

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

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                                OCTOBER 31, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

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

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                                OCTOBER 31, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASURES" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                                OCTOBER 31, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)


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

For the three months ended October 31, 2006 we generated no revenues and incurred operating expenses of $2,394. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We had no revenues for the three months ended October 31, 2006 and 2005. Our net loss for the three months ended October 31, 2006 and 2005 was $2,394 and $2,743, respectively.

We had no revenues for the nine months ended October 31, 2006 and 2005. Our net loss for the nine months ended October 31, 2006 and 2005 was $4,786 and $7,240, respectively.

From inception (November 19, 2004) through October 31, 2006 we had revenues or $476 and net losses of $27,553.

In their report on our audited financial statements as of the year ended January 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern based on our current financial position.

LIQUIDITY AND CAPITAL RESOURCES

We expect to be able to satisfy our cash requirements for at least the next 3 months with our cash in the bank of $8,317 at October 31, 2006 without having to raise additional funds or seek bank loans. After that 3 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans.
No assurances can be given that we will be able to raise additional financing to satisfy our financial requirements.

As resources remain available, we will continue to produce and market our greeting card collections. However, we may decide that we can not continue with our business operations as detailed in our original business plan because of a lack of financial resources. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of October 31, 2006.

In furtherance of our business we have the following plans:

     * Our website at www.milkbottlecards.com currently displays several different cards for sale; including hand painted cards, holiday, birthday and thank you cards. We have completed design work for a new series of cards for birthdays, weddings, baby showers, and blank cards. We expect to have the new cards available for sale in December 2006.

     * Online Paypal purchasing is expected to be available by December 2006 to facilitate online purchasing.

     * We continue to contact more corporate entities and introduce them to Milk Bottle Cards and our custom card opportunities especially for the 2006 holiday season.

     * We currently have a card inventory of 300 cards and we anticipate increasing the card inventory to in excess of 500 cards; inclusive of cards of all categories, with an increased emphasis on birthday cards and hand painted cards in Spring colors. The production of hand painted cards by our president will continue.

     * We are looking into selling the hand painted cards and collaged cards at an increased price as `original pieces of art', and then scanning them and selling the prints of these `originals' in limited edition series as they do with art prints.

     * We recently made contact with a gift store in Vancouver that specializes in paper products. Unfortunately they have already purchased all the cards they need for the holiday season but we have been asked to contact them in 2007.

     * We will continue to market the collection to other retail stores in throughout Winter 2006 and Spring 2007. In addition, we anticipate participating in local gift and home living trade shows in Spring 2007.

     * We are going to research new printing techniques in order to reduce the problem with wasted materials we have encountered in our production of the printed cards due to the overuse of our printer.

     * Our president plans on hosting a home party sale during the Winter 2006 where she will invite family, friends and business associates to view and purchase cards from the new collection.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of October 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-124304.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASURES" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly reporting filing.
Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-124304, at the SEC website at www.sec.gov:

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

December 5, 2006                  Milk Bottle Cards Inc., Registrant


                                  By: /s/ Nicole Milkovich
                                      -----------------------------------------
                                      Nicole Milkovich, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

December 5, 2006                  Milk Bottle Cards Inc., Registrant


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