Form 10KSB
period 2007-01-31
Milk Bottle Cards Inc.
filed 2007-02-23
CIK 1321516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2007

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

As of January 31, 2007, the registrant had 3,000,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                               3
Item 2.  Description of Property                                              12
Item 3.  Legal Proceedings                                                    12
Item 4.  Submission of Matters to a Vote of Securities Holders                12

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities                12
Item 6.  Management's Discussion of Analysis or Plan of Operation             13
Item 7.  Financial Statements                                                 19
Item 8.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                                 28
Item 8A. Controls and Procedures                                              28

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons         28
Item 10. Executive Compensation                                               29
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          30
Item 12. Certain Relationships and Related Transactions                       31
Item 13. Exhibits                                                             31
Item 14. Principal Accountant Fees and Services                               31

Signatures                                                                    31

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

As of January 31, 2007 we had generated $476 in revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of January 31, 2007.

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

We retail our greeting card line through an online store on our website at www.milkbottlecards.com, at craft shows and home parties. We also wholesale our greeting cards to small gift and card stores and flower stores, either by selling direct or by consigning cards to them. We launched our website on May 15, 2005 and currently have an online store.

INITIAL GREETING CARD LINE

Our greeting card collection falls into two categories: (1) everyday greeting cards, including Birthday, Anniversary and Get Well; and (2) seasonal cards, including Christmas, Valentine's Day, Mother's Day and Father's Day. In addition, we produce hand painted blank greeting cards so the purchaser is able to customize the card to any occasion. We are continually working on new card designs to keep our offering fresh.

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

We currently manufacture our cards in two ways -- Printed and Hand Painted. The printed cards are printed in our office using an ink-jet printer and sprayed with a sealer to protect the surface. The hand painted cards is painted on high-quality watercolor paper. The approximate cost of producing an average card will be $1.00 to $1.40, depending on which technique is used. This cost is expected to drop once we start to purchase supplies in larger quantities. We currently sell our cards to retailers for $2.50 to $3.50, resulting in a retail price to the end consumer of $4.95 to $6.95 each, which is competitively priced within the industry. We will maintain this retail price range of $4.95 to $6.95 per card when selling direct to the consumer through our website, craft shows and through home parties. The cards are stamped on the back with our company logo and website address to ensure a unique feel of the product and a brand awareness, which we hope will eventually lead customers to our website for repeat sales. The cards are individually wrapped in cellophane sleeves with coordinating envelopes.

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

MARKET ANALYSIS

Initially, we are endeavoring to sell our greeting cards regionally throughout the Vancouver area of British Columbia, Canada. We wholesale and/or consign our line to gift stores, card stores and flower stores.

We will continue to identify distinct establishments that cater to higher income individuals who are interested in buying greeting cards that are hand made, unique in design and that are not mass produced. In addition to extensively marketing and establishing a presence in the Vancouver area, we also sell our greeting cards over the Internet, thereby increasing the possibility of expanding our geographic markets throughout North America.

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

Our major competitors are the large multinational greeting card companies, which include Hallmark Cards Inc., American Greetings Corporation, Taylor Corporation, 123greetings.com Inc. and CSS Industries, Inc. These companies tend to mass produce greeting cards for the consumer market and have been quite successful in doing so. In addition to traditional paper based greeting cards, many of these companies have developed divisions that provide online greeting cards, wedding invitations, birth announcements, etc., as well as different seasonal offerings that might include gift wrap, ribbons and bows. These companies have extensive resources for development, manufacturing, marketing, distribution and sales of their greeting card collections and associated product offerings. While these multinationals mass produce and distribute their cards throughout North America, we believe that there is still room in the industry to target market those consumers who do not want mass produced greeting cards, but would rather have a more unique and hand made greeting card.

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

SALES AND DISTRIBUTION METHODS

We market our products both to wholesale and retail distributors in a number of different ways. We have focused initially on targeting and wholesaling, or consigning, when necessary to familiarize customers with our brand name, to small gift shops, card stores and flower stores. We will continue to market via the online Internet store on our website at www.milkbottlecards.com.

Using direct marketing and sales, we sell our product to small gift shops, card stores and flower stores. As the market for greeting cards is quite competitive, we feel that we may initially have to offer consignment terms to potential customers. Once we start to establish our brand name, however, and begin generating revenues, we will be in a stronger position and will no longer need to offer consignment terms for our cards.


We intend to use our website as not only an online store, but a marketing tool as well. The website contains pictures and information about all of our greeting cards. We will attempt to strategically place the website on many different and popular search engines. We will attempt to drive traffic to our website using direct email marketing campaigns, starting with friends, family and business associates. Our greeting cards will be wrapped in clear plastic covers and stickers with Milk Bottle Cards used to seal them. This will continue to reinforce the Milk Bottle Cards brand name and be consistent with the website.

SOURCES AND AVAILABILITY OF PRODUCTS

We currently purchase our supplies from two primary sources: CardBlanks.com, of Victoria, British Columbia, and Opus Framing of Vancouver, British Columbia. We do not have any written contracts with these suppliers and are on a cash purchase basis at this time. Once our business is better established and our inventory increases, we intend to shop for better prices based on larger lot purchases of paper and inks used in our card making process. All of the materials and supplies used in our card making process are readily available from many different suppliers and, if and when necessary, we will be able to substitute our current suppliers if certain supplies we need are unavailable or if we are able to obtain better quality and better prices for the supplies we use.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees, other than, Nicole Milkovich and Carlos Bolbrugge, our officers and director, who will not be compensated for their services until such time as we become profitable. At such time, our Board of Directors will determine the amount of compensation that will be paid to our officers and directors, if any. Ms. Milkovich devotes approximately 20 hours per week of her time to our operations and Mr. Bolbrugge devotes approximately 5 hours per week. Nicole's duties will be to handle our day-to-day operations and Carlos assists Nicole on an as-needed basis. Ms. Milkovich and Mr. Bolbrugge do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available.

REPORTS TO SECURITY HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

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

Our company was incorporated in November 2004; we have developed our greeting card collection; we have realized $476 in revenues; and have an accumulated deficit of $30,192 since inception. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive greeting card industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our greeting cards, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the operation of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase.

WE ARE TOTALLY DEPENDENT ON THE PROCEEDS FROM OUR OFFERING TO IMPLEMENT OUR BUSINESS PLANS UNTIL WE GENERATE REVENUES. WE DO NOT HAVE ANY OTHER SOURCES OF FUNDING AND MAY BE UNABLE TO FIND ANY SUCH FUNDING, IF AND WHEN NEEDED, WHICH COULD SEVERELY LIMIT ANY POSSIBLE REVENUES AND RESULT IN A FAILURE OF OUR BUSINESS.

We have used the proceeds of our offering to complete the design and production of our initial greeting card line. Other than the shares sold in our initial public offering which closed on September 20, 2005, no other source of capital has been identified or sought. We received the total proceeds of $25,000. This initial greeting card collection consists of both printed and hand painted cards. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. There can be no assurance that we will be able to raise additional funding, if we do not generate sufficient revenues, to later develop and sell a more expansive collection of greeting cards. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

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

No matters were submitted to a vote of security holders during the year ended January 31, 2007.

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

HOLDERS

As of January 31, 2007, we have 3,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated $476 in revenue since inception and have incurred $18,807 in expenses through January 31, 2007.

The following table provides selected financial data about our company for the year ended January 31, 2007.

           Balance Sheet Data:                 1/31/07
           -------------------                 -------
           Cash                                $ 7,256
           Total assets                        $ 7,493
           Total liabilities                   $ 2,685
           Shareholders' equity                $ 7,493

There was no cash provided by financing activities for the year ended January 31, 2007.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

We only expect to be able to satisfy our cash requirements for the next 3 months with our cash in the bank of $7,256 at January 31, 2007 without having to raise additional funds or seek bank loans. After that 3 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional financing to satisfy our financial requirements.

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

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

Milk Bottle Cards Inc is a development stage company and has not generated significant revenues from operations. We cannot guarantee it will be successful our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of its services, and possible cost overruns due to price and cost increases in services. We will require further equity financing to provide for some of the capital required to implement future development of our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. However, if equity financing is available to us on acceptable terms, it could result in additional dilution to existing shareholders.

BUSINESS PLAN OF OPERATIONS OVERVIEW

In furtherance of our business we have the following plans:

     * Our website at www.milkbottlecards.com currently displays several different cards for sale; including hand painted cards, holiday, birthday and thank you cards. We have completed design work for a new series of cards for birthdays, weddings, baby showers, and blank cards. We expect to have the new cards available for sale in Spring 2007.

     * We continue to contact more corporate entities and introduce them to Milk Bottle Cards and our custom card opportunities.

     * We currently have a card inventory of 300 cards; inclusive of cards of all categories, with an increased emphasis on birthday cards and hand painted cards in Spring colors. The production of hand painted cards by our president will continue.

     * We are looking into selling the hand painted cards and collaged cards at an increased price as `original pieces of art', and then scanning them and selling the prints of these `originals' in limited edition series as they do with art prints.

     * We recently made contact with a gift store in Vancouver that specializes in paper products. We have been asked to contact them in Spring/Summer 2007.

     * We will continue to market the collection to other retail stores in throughout Spring 2007. In addition, we anticipate participating in upcoming local gift and home living trade shows in Spring 2007.

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

LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the "if converted" method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly basic loss per share is equal to diluted loss per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company does not expect that the implementation of SAB No. 108 will have any impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

ITEM 7 - FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Milk Bottle Cards Inc.

We have audited the accompanying balance sheets of Milk Bottle Cards Inc. (a development stage company) as of January 31, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended January 31, 2007 and 2006 and the period from November 19, 2004 (inception) through January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Milk Bottle Cards Inc. as of January 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended January 31, 2007 and 2006 and the period from November 19, 2004 (inception) through January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Dale Matheson Carr-Hilton Labonte LLP
                                       -----------------------------------------
                                           Dale Matheson Carr-Hilton Labonte LLP
                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
February 13, 2007

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                       January 31,       January 31,
                                                                          2007              2006
                                                                        --------          --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  7,256          $ 19,230
  Prepaid expenses                                                           237                --
                                                                        --------          --------

                                                                        $  7,493          $ 19,230
                                                                        ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              $  2,685          $  2,771
                                                                        --------          --------

COMMITMENTS AND CONTINGENCIES (NOTE 1)

STOCKHOLDERS' EQUITY
  Capital stock (Note 3)
    100,000,000 authorized common shares, $0.001 par value,
    3,000,000 common shares issued and outstanding                         3,000             3,000
     (January 31, 2006 - 3,000,000)
  Additional paid in capital                                              32,000            32,000
  Deficit accumulated during the development stage                       (30,192)          (18,541)
                                                                        --------          --------

                                                                           4,808            16,459
                                                                        --------          --------

                                                                        $  7,493          $ 19,230
                                                                        ========          ========

    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                             Cumulative from
                                                                                             November 19, 2004
                                                         Year ended         Year ended        (inception) to
                                                         January 31,        January 31,         January 31,
                                                            2007               2006                2007
                                                        -----------        -----------         -----------
REVENUE                                                 $        --        $       476         $       476

COST OF GOOD SOLD                                                --                210                 210
                                                        -----------        -----------         -----------

GROSS PROFIT                                                     --                266                 266
                                                        -----------        -----------         -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Office and general                                          1,796              1,971              15,669
  Professional fees                                           8,300              6,532              10,017
  Regulatory and filing fees                                  1,555              4,270               4,772
                                                        -----------        -----------         -----------

                                                             11,651             12,773              30,458
                                                        -----------        -----------         -----------

NET LOSS                                                $   (11,651)       $   (12,507)        $   (30,192)
                                                        ===========        ===========         ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $     (0.00)       $     (0.00)
                                                        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      3,000,000          2,364,384
                                                        ===========        ===========

    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 19, 2004 (INCEPTION) TO JANUARY 31, 2007

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional     During the
                                                   Common Shares         Paid in      Development
                                              Number         Amount      Capital         Stage         Total
                                              ------         ------      -------         -----         -----
Balance, November 19, 2004                          --     $      --    $      --     $      --      $      --

Issued for cash at $0.005 per share -
 November 29, 2004                           2,000,000         2,000        8,000            --         10,000

Net loss                                            --            --           --        (6,034)        (6,034)
                                             ---------     ---------    ---------     ---------      ---------
Balance, January 31, 2005 (audited)          2,000,000         2,000        8,000        (6,034)         3,966

Issued for cash at $0.025 per share -
 September 20, 2005                          1,000,000         1,000       24,000            --         25,000

Net loss                                            --            --           --       (12,507)       (12,507)
                                             ---------     ---------    ---------     ---------      ---------
Balance, January 31, 2006                    3,000,000         3,000       32,000       (18,541)        16,459

Net loss                                            --            --           --       (11,651)       (11,651)
                                             ---------     ---------    ---------     ---------      ---------

Balance, January 31, 2007                    3,000,000     $   3,000    $  32,000     $ (30,192)     $   4,808
                                             =========     =========    =========     =========      =========

    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                           Cumulative from
                                                                                           November 19, 2004
                                                        Year ended         Year ended       (inception) to
                                                        January 31,        January 31,        January 31,
                                                           2007               2006               2007
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(11,651)          $(12,507)          $(30,192)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Prepaid expenses                                         (237)                --               (237)
    Accounts payable and accrued liabilities                  (86)            (3,104)             2,685
                                                         --------           --------           --------

NET CASH USED IN OPERATING ACTIVITIES                     (11,974)           (15,611)           (27,744)
                                                         --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             --             25,000             35,000
                                                                            --------           --------

NET CASH PROVICED BY FINANCING ACTIVITIES                      --             25,000             35,000
                                                         --------           --------           --------

INCREASE (DECREASE) IN CASH                               (11,974)             9,389              7,256

CASH, BEGINNING                                            19,230              7,256                 --
                                                         --------           --------           --------

CASH, ENDING                                             $  7,256           $ 19,230           $  7,256
                                                         ========           ========           ========

Supplemental disclosures:
  Cash paid for:
    Interest                                             $     --           $     --           $     --
                                                         ========           ========           ========
    Taxes                                                $     --           $     --           $     --
                                                         ========           ========           ========

    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                                JANUARY 31, 2007
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

ORGANIZATION

Milk Bottle Cards Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 19, 2004 for the purpose of producing, distributing and marketing a collection of greeting cards.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at January 31, 2007, the Company has accumulated losses of $30,192 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its greeting cards. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)
                                JANUARY 31, 2007
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the "if converted" method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly basic loss per share is equal to dilited loss per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company does not expect that the implementation of SAB No. 108 will have any impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

NOTE 5 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $30,200 at January 31, 2007, (2006 - $18,500) which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                        January 31, 2007     January 31, 2006
                                                $                    $
                                        ----------------     ----------------
     Net Operating Loss                       11,651               12,507
     Statutory Tax Rate                           34%                  34%
     Effective Tax Rate                           --                   --

     Deferred Tax Asset                       10,265                6,304
     Valuation Allowance                     (10,265)              (6,304)
                                             -------              -------

     Net Deferred Tax Asset                       --                   --
                                             =======              =======

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

The name, address, age and position of our officers and director is set forth below:

     Name and Address                 Age                Position(s)
     ----------------                 ---                -----------

     Nicole Milkovich                 34          President, CEO, Secretary,
     127 East 18th Ave.                           Treasurer, CFO, Principal
     Vancouver, British Columbia                  Accounting Officer and
     Canada, V5V 1E4                              Director

     Carlos Bolbrugge                 35          Vice President of Design
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

Name and Address                      No. of            Percentage
Beneficial Owner                      Shares           of Ownership
----------------                      ------           ------------
Nicole Milkovich                    2,000,000               67%
127 East 18th Ave.
Vancouver, BC
Canada, V5V 1E4

Carlos Bolbrugge                         None                0%
1553 Woods Drive
North Vancouver, BC
Canada V7R 1A8

All Officers and
 Directors as a Group               2,000,000               67%

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $9,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2007.

For the year ended January 31, 2006, the total fees charged to the company for audit services were $6,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2007             Milk Bottle Cards, Inc., Registrant


                                  /s/ Nicole Milkovich
                                  ----------------------------------------------
                              By: Nicole Milkovich, President,
                                  CEO, Secretary, Treasurer, CFO,
                                  Principal Accounting Officer and Sole Director