Form 10QSB
period 2007-04-30
Milk Bottle Cards Inc.
filed 2007-06-01
CIK 1321516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended April 30, 2007

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

There were 3,000,000 shares of Common Stock outstanding as of April 30, 2007.

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                       April 30, 2007      January 31, 2007
                                                                       --------------      ----------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                    $     --             $  7,256
   Prepaid                                                                       85                  237
                                                                           --------             --------

                                                                           $     85             $  7,493

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                                          $     85             $     --
   Accounts payable and accrued liabilities                                     678                2,685
                                                                           --------             --------

                                                                                763                2,685
                                                                           --------             --------

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 2)
    100,000,000 authorized common stock, $0.001 par value,
    3,000,000 common shares issued and outstanding                            3,000                3,000
     (January 31, 2007 - 3,000,000)
   Additional paid in capital                                                32,000               32,000
   Deficit accumulated during the development stage                         (35,678)             (30,192)
                                                                           --------             --------

                                                                               (678)               4,808
                                                                           --------             --------

                                                                           $     85             $  7,493
                                                                           ========             ========

    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            Cumulative from
                                                         Three months      Three months    November 19, 2004
                                                            ended             ended          (inception) to
                                                        April 30, 2007    April 30, 2006     April 30, 2007
                                                        --------------    --------------     --------------
REVENUE                                                  $        --       $        --        $       476

COST OF GOOD SOLD                                                 --                --                210
                                                         -----------       -----------        -----------

GROSS PROFIT                                                      --                --                266
                                                         -----------       -----------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                            486               324             16,155
   Professional fees                                           4,240             3,315             14,257
   Regulatory and filing fees                                    760               588              5,532
                                                         -----------       -----------        -----------

                                                               5,486             4,227             35,944

NET LOSS                                                 $    (5,486)      $    (4,227)       $   (35,678)
                                                         ===========       ===========        ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE              $     (0.01)      $     (0.01)
                                                         ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       3,000,000         3,000,000
                                                         ===========       ===========

    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Cumulative from
                                                         Three months      Three months    November 19, 2004
                                                            ended             ended          (inception) to
                                                        April 30, 2007    April 30, 2006     April 30, 2007
                                                        --------------    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (5,486)         $ (4,227)          $(35,678)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Prepaid expenses                                           152                --                (85)
     Accounts payable and accrued liabilities                (2,007)            2,837                678
                                                           --------          --------           --------
NET CASH USED IN OPERATING ACTIVITIES                        (7,341)           (1,390)           (35,085)
                                                           --------          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                               --                --             35,000
                                                           --------          --------           --------
NET CASH PROVICED BY FINANCING ACTIVITIES                        --                --             35,000
                                                           --------          --------           --------
DECREASE IN CASH                                             (7,341)           (1,390)               (85)

CASH, BEGINNING                                               7,256            19,230                 --
                                                           --------          --------           --------
CASH (BANK OVERDRAFT), ENDING                              $    (85)         $ 17,840           $    (85)
                                                           ========          ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                                 $     --          $     --           $     --
                                                           ========          ========           ========
  Taxes                                                    $     --          $     --           $     --
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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at April 30, 2007, the Company has accumulated losses of $35,678 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its greeting cards. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended January 31, 2007. The unaudited interim financial statements should be read in conjunction with those financial statements for the year ended January 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

NOTE 2  -  COMMON STOCK

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

NOTE 3 - RELATED PARTY TRANSACTIONS

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

Subsequent to April 30, 2007 the President of the Company provided an unsecured, interest free loan of $2,500 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $476 in revenue since inception and have incurred $35,678 in expenses through April 30, 2007.

The following table provides selected financial data about our company at the period ended April 30, 2007.

                 Balance Sheet Data:                4/30/07
                 -------------------                -------
                 Cash                                $   0
                 Total assets                        $  85
                 Total liabilities                   $ 763
                 Shareholders' equity                $  85

For the three months ended April 30, 2007 we generated no revenues and incurred operating expenses of $5,486. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We had no revenues for the three months ended April 30, 2007 and 2006, respectively. Our net loss for the three months ended April 30, 2007 and 2006 was $5,486 and $4,227, respectively. There was no cash provided by financing activities for the period ended April 30, 2007. On May 4, 2007 the President of the Company provided an unsecured, interest free loan of $2,500 to the Company.

In their report on our audited financial statements as of the year ended January 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern based on our current financial position.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

As at April 30, 2007 we had zero cash in the bank. On May 4, 2007 the President of the Company provided an unsecured, interest free loan of $2,500 to the Company. If we have not yet generated revenues sufficient to sustain business operations in this coming period, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional financing to satisfy our financial requirements.

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

BUSINESS PLAN OF OPERATIONS OVERVIEW

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of April 30, 2007.

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

In furtherance of our business and in consideration of our limited capital resources, we have the following plans:

     * Our website at www.milkbottlecards.com currently displays several different cards for sale; including hand painted cards, holiday, birthday and thank you cards. We will continue to offer these cards for sale.

     * We will attempt selling the hand painted cards and collaged cards at an increased price as `original pieces of art', and then scanning them and selling the prints of these `originals' in limited edition series as they do with art prints.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of April 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-124304.

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

June 1, 2007           Milk Bottle Cards Inc., Registrant


                       By: /s/ Nicole Milkovich
                          ------------------------------------------------------
                          Nicole Milkovich, Chief Executive Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

June 1, 2007           Milk Bottle Cards Inc., Registrant


                       By: /s/ Nicole Milkovich
                          ------------------------------------------------------
                          Nicole Milkovich, President, Secretary,
                          Treasurer, Chief Executive Officer,
                          Chief Financial Officer, Principal Accounting Officer, Director