Form 10QSB
period 2007-07-31
Milk Bottle Cards Inc.
filed 2007-08-29
CIK 1321516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended July 31, 2007

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

There were 3,000,000 shares of Common Stock outstanding as of July 31, 2007.

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                      July 31, 2007     January 31, 2007
                                                                      -------------     ----------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                  $  1,526           $  7,256
   Prepaid expenses                                                           100                237
                                                                         --------           --------

                                                                         $  1,626           $  7,493
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $    565           $  2,685
   Due to related party (Note 2)                                            4,620                 --
                                                                         --------           --------
                                                                            5,185              2,685
                                                                         --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
     100,000,000 authorized common stock, $0.001 par value,
     3,000,000 common shares issued and outstanding
      (January 31, 2007 - 3,000,000)                                        3,000              3,000
   Additional paid in capital                                              32,000             32,000
   Deficit accumulated during the development stage                       (38,559)           (30,192)
                                                                         --------           --------
                                                                           (3,559)             4,808
                                                                         --------           --------
                                                                         $  1,626           $  7,493
                                                                         ========           ========


    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          Cumulative from
                                        Six months       Six months     Three months     Three months    November 19, 2004
                                          ended            ended            ended            ended        (inception) to
                                      July 31, 2007    July 31, 2006    July 31, 2007    July 31, 2006     July 31, 2007
                                      -------------    -------------    -------------    -------------     -------------
REVENUE                                $        --      $        --      $        --      $        --       $       476

COST OF GOOD SOLD                               --               --               --               --               210
                                       -----------      -----------      -----------      -----------       -----------
GROSS PROFIT                                    --               --               --               --               266
                                       -----------      -----------      -----------      -----------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Office and general                           702              481              216              292            16,371
  Professional fees                          6,360            5,085            2,120            1,635            16,377
  Regulatory and filing fees                 1,305            1,052              545              465             6,077
                                       -----------      -----------      -----------      -----------       -----------
                                             8,367            6,618            2,881            2,392            38,825
                                       -----------      -----------      -----------      -----------       -----------
NET LOSS                               $    (8,367)     $    (6,618)     $    (2,881)     $    (2,392)      $   (38,559)
                                       ===========      ===========      ===========      ===========       ===========

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                          $     (0.01)     $     (0.01)     $     (0.01)     $     (0.01)
                                       ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      3,000,000        3,000,000        3,000,000        3,000,000
                                       ===========      ===========      ===========      ===========


    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Cumulative from
                                                                                            November 19, 2004
                                                  Six months ended     Six months ended       (inception) to
                                                    July 31, 2007        July 31, 2006        July 31, 2007
                                                    -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (8,367)            $ (6,618)            $(38,559)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Prepaid expenses                                       137                   --                 (100)
    Accounts payable and accrued liabilities            (2,120)                  43                  565
                                                      --------             --------             --------
NET CASH USED IN OPERATING ACTIVITIES                  (10,350)              (6,575)             (38,094)
                                                      --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                          --                   --               35,000
  Advances from related party                            4,620                   --                4,620
                                                      --------             --------             --------
NET CASH PROVICED BY FINANCING ACTIVITIES                4,620                   --               39,620
                                                      --------             --------             --------
INCREASE (DECREASE) IN CASH                             (5,730)              (6,575)               1,526

CASH, BEGINNING                                          7,256               19,230                   --
                                                      --------             --------             --------
CASH, ENDING                                          $  1,526             $ 12,655             $  1,526
                                                      ========             ========             ========

Supplemental disclosures:

Cash paid for:
  Interest                                            $     --             $     --             $     --
                                                      ========             ========             ========
  Taxes                                               $     --             $     --             $     --
                                                      ========             ========             ========


    The accompanying notes are an integral part of these financial statements

NOTE 1 - BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended January 31, 2007. The unaudited interim financial statements should be read in conjunction with those financial statements for the year ended January 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

NOTE 2 - RELATED PARTY TRANSACTIONS

Except as noted below, the Company has had no significant related party transactions with any related individuals or entities.

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

During the period the director of the Company advanced $2,500 to the Company and paid a further $2,120 of expenses on behalf of the Company. As July 31, 2007, $4,620 is owing to this director and is non-interest bearing, unsecured and without specifications of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $476 in revenue since inception and have incurred $38,559 in expenses through July 31, 2007.

The following table provides selected financial data about our company at the periods ended July 31, 2007 and 2006.

     Balance Sheet Data:                 7/31/07            7/31/06
     -------------------                 -------            -------
     Cash                                $ 1,526            $12,655
     Total assets                        $ 1,626            $12,655
     Total liabilities                   $ 5,185            $ 2,814
     Shareholders' equity                $(3,559)           $ 9,841

For the three months ended July 31, 2007 we generated no revenues and incurred operating expenses of $2,881. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We had no revenues for the three months ended July 31, 2007 and 2006, respectively. Our net loss for the three months ended July 31, 2007 and 2006 was $2,881 and $2,392, respectively. There was no cash provided by financing activities for the period ended July 31, 2007. During the period the President of the Company provided an unsecured, interest free loan of $2,500 to the Company and paid a further $2,120 in expenses on behalf of the Company. As of July 31, 2007, $4,620 is due the President, the loan is non-interest bearing, unsecured and has no specific terms of repayment.

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

As at July 31, 2007 we had $1,526 cash in the bank. We have not yet generated revenues sufficient to sustain business operations in this period and we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional financing to satisfy our financial requirements.

As resources remain available, we will continue to market our greeting card collections. The Company's financial resources have been fully depleted and as a result, the President of the Company has provided an unsecured, interest free loan of $2,500 to the Company and paid a further $2,120 in expenses on behalf of the Company in order to maintain limited operations and permit the Company to remain current in their corporate filings and obligations. We may decide that we can not continue with our business operations as detailed in our original business plan because of this lack of financial resources. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

Milk Bottle Cards Inc is a development stage company and has not generated significant revenues from operations. We cannot guarantee it will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of its services, and possible cost overruns due to price and cost increases in services. We will require further equity financing to provide for some of the capital required to implement future development of our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. However, if equity financing is available to us on acceptable terms, it could result in additional dilution to existing shareholders.

BUSINESS PLAN OF OPERATIONS OVERVIEW

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of July 31, 2007.

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-124304.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-124304, at the SEC website at www.sec.gov:

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

August 29, 2007          Milk Bottle Cards Inc., Registrant


                         By: /s/ Nicole Milkovich
                            ----------------------------------------------------
                            Nicole Milkovich, Chief Executive Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

August 29, 2007          Milk Bottle Cards Inc., Registrant


                         By: /s/ Nicole Milkovich
                            ----------------------------------------------------
                            Nicole Milkovich, President, Secretary,
                            Treasurer, Chief Executive Officer,
                            Chief Financial Officer, Principal Accounting Officer, Director