Form 10QSB
period 2007-10-31
Milk Bottle Cards Inc.
filed 2007-11-21
CIK 1321516

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended October 31, 2007

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

There were 3,000,000 shares of Common Stock outstanding as of October 31, 2007.

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                        October 31,        January 31,
                                                                           2007               2007
                                                                         --------           --------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  1,348           $  7,256
  Prepaid expenses                                                            100                237
                                                                         --------           --------

                                                                         $  1,448           $  7,493
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $    715           $  2,685
  Due to related party (Note 3)                                             6,740                 --
                                                                         --------           --------
                                                                            7,455              2,685
                                                                         --------           --------
COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital stock (Note 2)
    100,000,000 authorized common stock, $0.001 par value,
    3,000,000 common shares issued and outstanding
     (January 31, 2007 - 3,000,000)                                         3,000              3,000
  Additional paid in capital                                               32,000             32,000
  Deficit accumulated during the development stage                        (41,007)           (30,192)
                                                                         --------           --------
                                                                           (6,007)             4,808
                                                                         --------           --------

                                                                         $  1,448           $  7,493
                                                                         ========           ========


    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        Cumulative from
                                        Nine months     Nine months     Three months    Three months   November 19, 2004
                                          ended           ended            ended           ended         (inception) to
                                        October 31,     October 31,      October 31,     October 31,       October 31,
                                           2007            2006             2007            2006              2007
                                        ----------      ----------       ----------      ----------        ----------
REVENUE                                 $       --      $       --       $       --      $       --        $      476

COST OF GOOD SOLD                               --              --               --              --               210
                                        ----------      ----------       ----------      ----------        ----------
GROSS PROFIT                                    --              --               --              --               266
                                        ----------      ----------       ----------      ----------        ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Office and general                           464           1,093              248             801            16,619
  Professional fees                          4,240           3,000            2,120           1,365            18,497
  Regulatory and filing fees                   625             692               80             227             6,157

                                             5,329           4,785            2,448           2,393            41,273

NET LOSS                                $   (5,329)     $   (4,785)      $   (2,448)     $   (2,393)       $  (41,007)
                                        ==========      ==========       ==========      ==========        ==========

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                           $    (0.01)     $    (0.01)      $    (0.01)     $    (0.01)
                                        ==========      ==========       ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      3,000,000       3,000,000        3,000,000       3,000,000
                                        ==========      ==========       ==========      ==========


    The accompanying notes are an integral part of these financial statements

                             MILK BOTTLE CARDS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Cumulative from
                                                                                          November 19, 2004
                                                        Nine months        Nine months     (inception) to
                                                        October 31,        October 31,        October 31,
                                                           2007               2006               2007
                                                         --------           --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(10,815)          $ (9,012)          $(41,007)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Prepaid expenses                                         137                 --               (100)
     Accounts payable and accrued liabilities              (1,970)            (1,901)               715
                                                         --------           --------           --------

NET CASH USED IN OPERATING ACTIVITIES                     (12,648)           (10,913)           (40,392)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             --                 --             35,000
  Advances from related party                               6,740                 --              6,740
                                                         --------           --------           --------
NET CASH PROVICED BY FINANCING ACTIVITIES                   6,740                 --             41,740
                                                         --------           --------           --------
INCREASE (DECREASE) IN CASH                                (5,908)           (10,913)             1,348

CASH, BEGINNING                                             7,256             19,230                 --
                                                         --------           --------           --------

CASH, ENDING                                             $  1,348           $  8,317           $  1,348
                                                         ========           ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========
  Taxes                                                  $     --           $     --           $     --
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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at October 31, 2007, the Company has accumulated losses of $41,007 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its greeting cards. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended January 31, 2007. The unaudited interim financial statements should be read in conjunction with those financial statements for the year ended January 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

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

During the period, the director of the Company advanced $2,500 to the Company and paid a further $4,240 of expenses on behalf of the Company. As October 31, 2007, $6,740 is owing to this director and is non-interest bearing, unsecured and without specifications of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $476 in revenue since inception and have incurred $41,273 in expenses from inception through October 31, 2007.

The following table provides selected financial data about our company at the period ended October 31, 2007.

                     Balance Sheet Data:           10/31/07
                     -------------------           --------

                     Cash                          $ 1,348
                     Total assets                  $ 1,448
                     Total liabilities             $ 7,455
                     Shareholders' equity          $(6,007)

For the three months ended October 31, 2007 we generated no revenues and incurred operating expenses of $5,329. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We had no revenues for the three months ended October 31, 2007 and 2006, respectively. Our net loss for the three months ended October 31, 2007 and 2006 was $5,329 and $4,785, respectively. There was no cash provided by financing activities for the period ended October 31, 2007. During the period the President of the Company provided an unsecured, interest free loan of $2,500 to the Company and paid a further $4,240 in expenses on behalf of the Company. As of October 31, 2007, $6,740 is due the President, the loan is non-interest bearing, unsecured and has no specific terms of repayment.

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

As at October 31, 2007 we had $1,348 cash in the bank. We have not yet generated revenues sufficient to sustain business operations in this period and we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional financing to satisfy our financial requirements.

As resources remain available, we will continue to market our greeting card collections. The Company's financial resources have been fully depleted and as a result, the President of the Company has provided an unsecured, interest free loan of $2,500 to the Company and paid a further $4,240 in expenses on behalf of the Company in order to maintain limited operations and permit the Company to remain current in their corporate filings and obligations. We may decide that we can not continue with our business operations as detailed in our original business plan because of this lack of financial resources. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

Milk Bottle Cards Inc. is a development stage company and has not generated significant revenues from operations. We cannot guarantee it will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of its services, and possible cost overruns due to price and cost increases in services. We will require further equity financing to provide for some of the capital required to implement future development of our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. However, if equity financing is available to us on acceptable terms, it could result in additional dilution to existing shareholders.

BUSINESS PLAN OF OPERATIONS OVERVIEW

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of October 31, 2007.

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-124304.

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

                           PART II - OTHER INFORMATION

ITEM 5 (A). OTHER INFORMATION

On October 6, 2007, Nicole Milkovich tendered her resignation as our director. Ms. Milkovich will remain as an officer.

On October 6, 2007, Alexander Man-Kit Ngan was appointed as our director. Mr. Ngan consented to act as Director on the same date. Mr. Ngan has served as a Director for Amish Naturals, Inc. since September 2006, and he served as their President from September 2006 to October 2006. Mr. Ngan has also served as a Director of Singamas Container Holdings, Ltd., the world's second largest manufacturer of containers, since July 2003. From 2005 until January 2007, Mr. Ngan served as a Director for Clearant, Inc., a Los Angeles, California, enterprise that develops and markets pathogen inactivation technology to producers of biological products. From 1993 through May 2002, he was a partner at ChinaVest Limited, a private equity investment firm. From May 1998 to October 2001, Mr. Ngan served as President and CEO of OEM manufacturer Zindart Ltd. From 1991 to 1993, he was a financial consultant specializing in taking companies public. From 1990 to 1991, Mr. Ngan served as Head of Private Banking in Asia for Royal Bank of Canada. From 1984 to 1990, he served as a Vice President and Director with Chase Manhattan Bank. From 1973 to 1984, he served with The Chase Manhattan Bank, N.A., HK, Bank of British Columbia (now known as the Hong Kong

Bank of Canada), Pemberton Securities Ltd. and Canarim Investments, Ltd. Mr. Ngan received a Bachelor of Mathematics from University of Waterloo in Canada.

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

November 19, 2007      Milk Bottle Cards Inc., Registrant


                       By: /s/ Nicole Milkovich
                          ------------------------------------------------------
                           Nicole Milkovich, Chief Executive Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

November 19, 2007      Milk Bottle Cards Inc., Registrant


                       By: /s/ Nicole Milkovich
                          ------------------------------------------------------
                          Nicole Milkovich, President, Secretary,
                          Treasurer, Chief Executive Officer,
                          Chief Financial Officer, Principal Accounting Officer, Director