Form 10QSB
period 2008-03-31
ForgeHouse, Inc.
filed 2008-05-20
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

FORGEHOUSE, INC.
(Exact name of registrant as specified in Charter)

Nevada	333-124304	20-1904354
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1575 Northside Drive NW, Building 300, Suite 375
Atlanta, Georgia, 30318
(Address of Principal Executive Offices)

(954) 462-8757
(Issuer Telephone number)

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,000,000 shares of common stock issued and outstanding at May 19, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FORGEHOUSE, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2008

INDEX

Page

Cautionary Statements Regarding Forward Looking Information	1

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Balance Sheet (Unaudited) -
March 31, 2008	F-1
Statement of Operations (Unaudited) -
For the three months Ended March 31, 2008	F-2
Statement of Cash Flows (Unaudited) -
For the three months Ended March 31, 2008	F-3

Notes to Unaudited Financial Statements	F-4

Item 2 - Management's Discussion and Analysis or Plan of Operation	2

Item 3 – Controls and Procedures	7

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 6 - Exhibits	8

Signatures	10

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. Our management believes that the expectations reflected in such forward-looking statements are accurate. However, management cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; and competitive factors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and management assumes no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, management is not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. For purposes of the following discussion and analysis, references to “we,” ‘‘our,” “us,” refers to ForgeHouse (defined below).

ForgeHouse, Inc.

Combined Financial Statements

As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

Combined Financial Statements of ForgeHouse, Inc.(a Nevada Corporation):

Combined Balance Sheet as of March 31, 2008	2

Combined Statements of Operations for Each of the Three Month Periods Ended March 31, 2008 and 2007	3

Combined Statements of Cash Flows for Each of the Each of the Three Month Periods Ended March 31, 2008 and 2007	4

Notes to Combined Financial Statements	6

ForgeHouse, Inc.

Combined Balance Sheet
March 31, 2008

ASSETS
Current assets:
Cash	$280,881
Accounts receivable - trade	21,052
Prepaid insurance	7,052
Escrowed funds	202,336
Total current assets	511,321
Equipment, net of accumulated depreciation of $28,915	19,760
Software development costs, net of accumulated amortization of $104,000	69,333
Total assets	$600,414
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable - trade	$652,132
Related party payable	28,767
Accrued payroll and related expenses	36,570
Accrued expenses	174,357
Accrued interest on notes payable	14,017
Current portion of obligations under capital leases	4,396
Notes payable - current	280,000
Total current liabilities	1,190,239
Obligations under capital leases	3,247
Related party notes payable, less current portion	1,120,000
Total liabilities	$2,313,486
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, Series A preferred stock, 2,000,000 shares issued and outstanding	$2,000
Common stock, $.001 par value, 100,000,000 shares authorized, 28,000,000 shares issued and outstanding	28,000
Additional paid in capital	3,364,264
Accumulated deficit	(5,107,336)
Total stockholders' deficit	$(1,713,072)
Total liabilities and stockholders' deficit	$600,414

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.

Combined Statement of Operations
For each of the Three Month Periods Ended March 31, 2008 and 2007

	For the
	Three Month Period Ended March 31,
	2008	2007
Service contract revenue	$46,128	$21,396
Product revenue	22,686	3,874
Net revenues	68,814	25,270
Operating expenses:
Costs of revenues	22,896	14,150
Software development costs	46,857	65,472
Payroll related expenses	235,876	52,611
Professional fees	60,723	9,648
Depreciation and amortization	9,441	9,127
Stock based charges	333,878	-
General and administrative	110,878	57,562
Total operating expenses	820,549	208,570
Loss from operations	(751,735)	(183,300)
Other expense:
Interest expense	(101,786)	(82,216)
Other expense	-	-
Total other expense	(101,786)	(82,216)
Loss before extraordinary item, net of income taxes	(853,521)	(265,516)
Gain on restructuring of debt	365,834	-

Net Loss	$(487,687)	$(265,516)
Loss per share - basic and diluted
Loss per share, before extraordinary item	$(0.04)	$(0.02)
Net loss per share	$(0.02)	$(0.02)
Weighted average shares outstanding	23,571,429	15,000,000

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.

Combined Statement of Cash Flows
For each of the Three Month Periods Ended March 31, 2008 and 2007

	Three Month Period Ended March 31,
	2008	2007
Cash flows used in operating activities:
Net loss	$(487,687)	$(265,516)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	774	461
Amortization of software development costs	8,667	8,667
Gain on restructure of debt	(365,834)	-
Amortization of stock based charges	333,878	-
Decrease (increase) in assets:
Escrowed funds	(195,222)	-
Accounts receivable - trade	21,270	(4,797)
Prepaid expenses and other current assets	-	790
Inventory	-	(6,549)
Increase (decrease) in liabilities:
Accounts payable - trade	(3,530)	56,399
Accrued interest on debt	(280,602)	81,501
Accrued expenses	(10,448)	(6,644)
Accrued payroll	9,372	-
Related party payable	(91,792)	-
Cash used in operating activities	(1,061,154)	(135,688)
Cash flows used in investing activities:
30% purchase of ForgeHouse LLC	(171,430)	-
Recapitalization of Milk Bottle Cards Inc. - reverse merger	(8,860)	-
Acquisition of equipment	(6,411)	-
Cash used in investing activities	(186,701)	-
Cash flows provided by financing activities:
Proceeds from the issuance of related party debt	(300,000)	-
Payments on debt	(206,591)	-
Proceeds from the sale of preferred A stock	2,100,000	-
Proceeds from owners	-	149,763
Purchase and retirement of stock	(50,000)	-
Payment on capital lease	(1,017)	-
Dissolution of variable interest entity	(3,944)	-
Net increase (decrease) in bank overdrafts	(9,712)	(14,075)
Cash provided by financing activities	1,528,736	135,688
Net increase (decrease) in cash	280,881	-
Cash at beginning of period	-	-
Cash at end of period	$280,881	$-

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.

Combined Statement of Cash Flows
For each of the Three Month Periods Ended March 31, 2008 and 2007

Supplemental Disclosure of Cash Flow Information

	Three Month Period Ended March 31,
	2008	2007
Cash paid during the fiscal years for:
Interest	$383,235	$8,415
Income taxes	-	-

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

1. Description of the Company's Business

Nature of Operations

ForgeHouse, Inc. (the Company) (formerly Milk Bottle Cards, Inc) is currently engaged in sales and the development of ongoing enhancement to OneVision®, its proprietary software system. The Company’s OneVision® system is a web based application that offers a virtual command and control system for certain compliance, physical security and maintenance applications.

Basis of Presentation

The Company was incorporated under the laws of the state of Nevada in November 2004 for the purpose of producing, distributing and marketing a collection of greeting cards. ForgeHouse, LLC (ForgeHouse) (a Georgia LLC) was formed in the state of Georgia in June 2002 for the purpose of developing and selling physical security industry applications software. ForgeHouse operated through April 2007 as a company in the development stage. The Company is currently engaged in the development and sale of OneVision®, its proprietary software product. OneVision® is a web based application that serves as the virtual control and command system for compliance, security and maintenance operations.

On July 31, 2007, the Company entered into a Nonbinding Letter of Intent with Milk Bottle Cards, Inc. (Milk Bottle) (Merger Agreement). The Merger Agreement, as amended, was approved by the ForgeHouse, LLC members and the Board of Directors of Milk Bottle and closed on January 31, 2008. For accounting purposes, the transaction is considered a “reverse merger” under which ForgeHouse is considered the acquirer of Milk Bottle. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Milk Bottle while the historical results are those of ForgeHouse, but they were retroactively restated (a recapitalization) for the equivalent number of shares received by the Company in the exchange transaction. Earnings per share for the periods prior to the merger transaction have been restated to reflect the number of equivalent shares received by the ForgeHouse members. The ForgeHouse members as a result of the merger transaction own approximately 35% of the Company.

Principles of Consolidation

The combined financial statements include the accounts of ForgeHouse, Inc. and its wholly owned subsidiary. All significant transactions among the combined entities have been eliminated upon consolidation.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

1. Description of the Company's Business, Continued

Interim financial Statements

The accompanying unaudited combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 310b of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to the audited financial statements and footnotes thereto of ForgeHouse, LLC as of December 31, 2007 and the results of operations for the two years then ended which are included as attachments to the Form 8-K/A filed on April 24, 2008.

2. Summary of Significant Accounting Policies

Transition from Development Stage Operations and the Start of Ongoing Operations

In April 2007, ForgeHouse entered into a licensing agreement with a national physical security industry provider (the "Licensee"). In this licensing agreement the Company granted an exclusive license to the Licensee for the use, marketing and distribution rights to the Company's OneVision® software for use by the Licensee in its own physical security service operations and the right to sub-lease OneVision® to all non-governmental physical security service entities in the United States. The execution of this agreement marked ForgeHouse’s transition from the development stage to ongoing operations. Accordingly, the Company’s operations in 2007 do not reflect inception-to-date information nor was it treated as an entity in the development stage.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

2. Summary of Significant Accounting Policies, Continued

The Company recognizes revenue from monthly access fees charged to customers for access to the Company's OneVision® software as well as certain related licensee hardware sales, technical support fees, applications programming and training services.

Service Contract Revenue

The Company recognizes revenue on service contracts ratably over applicable contract periods or as services are performed. Amounts billed and collected before the services are performed are included in deferred revenues.

The agreement with the Licensee provides for payments to the Company at a base service fee of $10,000 per month along with an annual per user service fee payable at the beginning of each service year that Licensee utilizes the OneVision® service. The annual user service fees are a minimum of $1,140 per year, with additional optional services and hardware available. The Company's per user service fee rates are subject to an upward rate adjustment if the Licensee does not meet certain agreed upon user participation levels. Further, in order for the Licensee to maintain the exclusivity rights in the United States, the Licensee must meet minimum user participation levels and have paid all fees due under the agreement.

Product Revenue

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance.

Escrowed Funds

At March 31, 2008, the Company had funds that were available and restricted to certain Board approved Company operating expenses. The unexpended portion of these funds at March 31, 2008, which amounted to $202,336, has been classified as “Escrowed funds” - a current asset in the accompanying Balance Sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions relate to recording net revenue, collectability of accounts receivable, useful

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

2. Summary of Significant Accounting Policies, Continued

lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense and other factors. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

Concentration of Credit Risk

At March 31, 2008, the Company had $180,881 on deposit that exceeded United States (FDIC) federally insurance limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Software Development Costs

The Company accounts for development costs related to software products to be sold, leased, or otherwise marketed in accordance with FASB SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company's software was available July 1, 2003, for general release approximately seven months after the establishment of technological feasibility and, accordingly, the Company capitalized certain software development costs incurred during that period. SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development. During the three month periods ended March 31, 2008 and 2007, the Company did not capitalize any software development costs. The Company capitalized $173,333 in software development costs as of March 31, 2008. The Company expensed $46,857 and $65,472 as research and development expense during the three month periods ended March 31, 2008 and 2007, respectively.

In accordance with SFAS No. 2, the costs the Company incurs to enhance its existing products are expensed in the period they are incurred and included in software development costs in the statements of operations.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the straight-line method over the software product's economic useful life. Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately. During the three month periods ended March 31, 2008 and 2007, amortization of software development costs totaled $8,667 and $8,667, respectively.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

2. Summary of Significant Accounting Policies, Continued

Management has concluded that the software development costs have no residual value and a 5-year period of amortization, with the amortization period starting with the first general sale of the product after the beta site. This occurred in April 2005.

The Company includes in software development expense those costs related to the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives;
•	Testing in search for, or evaluation of, product or process alternatives;
•	Modification of the formulation or design of a product or process; and
•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Future amortization of the software development costs is as follows for the years ended March 31:

2008	$34,667
2009	34,666
2010	-
2011	-
2012 and thereafter	-

Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (FAS 157). In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 define fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

2. Summary of Significant Accounting Policies, Continued

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as the consideration of counterparty credit risk in its assessment of fair value.

The adoption of this statement did not have a material impact on our combined results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of March 31, 2008, are classified in the table below in one of the three categories described above:

Fair Value Measurements at March 31, 2008
	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$280,881	-	-	$280,881
Escrowed Funds	202,336	-	-	202,336
Cash, Cash Equivalents and Escrowed Funds	$483,217	-	-	$483,217

Basic and Diluted Loss Per Share

In accordance with FASB Statement No. 128, Earnings per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented, and adjusts the amount of net loss used in this calculation for preferred stock dividends declared during the period, if any.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

2. Summary of Significant Accounting Policies, Continued

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date.

The following data shows the amounts used in computing basic loss per share for the three month periods ended March 31, 2008 and 2007.

As of March 31, 2008, the Company had issued and outstanding common stock equivalents comprised of copmmonstock options and warrants that can be converted into 3,136,000 shares of common stock. As of March 31, 2007 there were no common stock equivalents issued and outstanding.

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2008, the Company’s cash was deposited in one financial institution and there were no cash equivalents present.

Accounts Receivable - Trade and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on its historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Based on the Company's status as a development stage company until 2007 and past level of sales, the Company has not experienced any accounts receivable that could not be collected, and as such, the allowance for doubtful accounts is zero at March 31, 2008. As the Company expands, it fully expects the allowance for doubtful accounts to increase from zero.

Inventory

The Company buys and resells hardware as necessary, but does not carry inventory on-hand for extended periods of time, and did not have any inventory on-hand at March 31, 2008.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

2. Summary of Significant Accounting Policies, Continued

Prepaid Expenses

The Company's prepaid expenses consist mainly of amounts paid for annual insurance contracts. The amounts are expensed ratably over the term of the contract.

Equipment

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. When equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During the thre -month periods ended March 31, 2008 and 2007, the Company did not dispose of any equipment. The estimated useful lives of computer and office equipment are as follows:

Estimated
Useful
Lives
Computer equipment	3 years
Office equipment	7 years

Leases

The Company reviews all leases for capital or operating classification at their inception under the guidance of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, as amended. The Company uses its incremental borrowing rate in the assessment of lease classification and defines the initial lease term to exclude lease extension periods.

For leases that contain rent escalations, the Company records the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

2. Summary of Significant Accounting Policies, Continued

discounted future cash flows expected to be generated by the asset. The factors considered by management in performing this assessment include current operating results and trends and prospects, as well as the effects of obsolescence and economic factors.

Deferred Revenue - Amounts Billed in Advance

The Company recognizes revenue as earned. Amounts billed in advance of the period in which service is rendered will be recorded as a liability under “Deferred revenue.” The Company did not have any deferred revenue at March 31, 2008.

General and Administrative Expense

General and administrative expense includes the cost of maintaining the infrastructure of the Company that is not directly related to delivery services. Also included in this category would be the provision for doubtful accounts receivable.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

2. Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements, Continued

accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2008. The Company believes that adoption of FIN 48 will not have a material effect on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (FAS 141(R)) and No. 160, Noncontrolling Interests in Combined Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The Company will adopt both FAS 141(R) and FAS 160 as of January 1, 2009 and neither pronouncement is expected to have a material impact on the Company’s financial statements.

3.  Variable Interest Entity

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

3. Variable Interest Entity, Continued

Forgehouse determined its debt servicing of the GS Security's SBA loan required GS Security to be recognized as a variable interest entity as defined in FIN 46R. Forgehouse concluded that it was the primary beneficiary and, as a result, combined its financial operating results with those of GS Security from January 1, 2005 through January31, 2008.. The combination of GS Security with Forgehouse did not materially affect its operating results or its financial condition. As of March 31, 2008 GS Security is no longer combined with ForgeHouse Inc.as a result of the satisfaction of the SBA Loan in February 2008 (Note 7 - Debt). For consistency, the ForgeHouse statement of operations for the three month period ended March 31, 2007 does not include the operations of the VIE.

4.  Accounts Receivable - Trade

Accounts receivable - trade is comprised of the following at March 31, 2008:

Accounts receivable - trade	$21,052
Allowance for doubtful accounts receivable	-
Accounts receivable - trade, net	$21,052

The Company did not provide for an allowance for doubtful accounts as of March 31, 2008.as all open account balances were determined to be collectibleThe accounts receivable - trade account as of March 31, 2008 (and also those that arise from future operations) are pledged as security as part of the Company's loans with the private and commercial lenders (Note 7 - Debt).

5. Equipment

Equipment, net is comprised of the following at March 31, 2008:

Computer equipment	$31,843
Office equipment	1,337
Computer equipment not yet placed in service	6,411
Equipment under capital lease	9,085
Total equipment	48,676
Less: accumulated depreciation	(28,915)
Equipment, net	$19,761

Depreciation expense amounted to $774 and $461 for the three month periods ended March 31, 2008 and 2007, respectively. All of the equipment with a net book value of $19,761 was pledged as security for the Company's two loans with the private lender (Note 7 - Debt).

16

ForgeHouse, Inc.

Notes to the Consolidated Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

6. Obligations under Capital Leases

The Company leases certain equipment under a capital lease. The equipment under such capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment. Equipment held under capital leases is included in the Balance Sheet as s equipment net was $9,085, at March 31, 2008. Accumulated depreciation of the leased equipment at March 31, 2008 was $379. Depreciation of assets under such capital lease is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2008, are as follows:

Twelve months ending March 31	Amount
2009	$5,101
2010	3,400
2011	-
2012	-
Thereafter	-
Total minimum lease payments	8,501
Less: amount representing interest	(858)
Present value of net minimum lease payments	7,643
Less: current maturities of capital lease obligations	(4,396)
Long-term capital lease obligations	$3,247

7. Debt

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

7. Debt, Continued

Debt

The debt as of March 31, 2008 is comprised of the following:

Debt, unsecured

Long term loan that was restructured and re-written as of January 31, 2008 with a principal amount of $200,000 that accrues interest at a rate of 6% per annum until maturity and 8% after maturity, with payments of $40,000 due every six months beginning December 31, 2008 until and including December 31, 2010. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

Debt, unsecured as of March 31, 2008.	$200,000
Long term portion of the debt, unsecured, as of March 31, 2008	(40,000)
Long term debt, unsecured, as of March 31, 2008	$160,000

Long Term Debt, Secured

Long term loan that was restructured and re-written as of January 31, 2008 with a principal amount of $1,200,000, that accrues interest at a rate of 6% per annum and is secured by substantially all of the assets of the Company. The note calls for principal payments of $240,000 commencing on December 31, 2008 and continuing every six months until and including December 31, 2010. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.	$1,200,000
Less current portion	(240,000)
Long term debt, secured, as of March 31, 2008	$960,000
Total long term debt at March 31, 2008	$1,120,000

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

7. Debt, Continued

Short Term Notes Payable - Secured

North Atlanta National Bank - Small Business Administration Guaranteed Loan

On August 19, 2002, the Company's VIE entered into a loan agreement with North Atlanta National Bank (the "Lender") which was guaranteed by the Small Business Administration (the "SBA Loan"). The SBA loan at March 31, 2008, had a face value of $456,000 with a variable interest rate based on the Wall Street Journal prime rate plus 2.75% per annum. The SBA Loan required monthly payments of $6,331 and originated in August 2002 with all unpaid principal and interest due at maturity in August 2010. The amount of the monthly SBA Loan payment was subject to annual adjustment each August so that the principal balance is amortized ratably over the remaining term of the loan. The interest rate at March 31, 2007 was 11.0% and at February 5, 2008 (the date the note was satisfied - see Note 1.) was 10.0%. The SBA Loan's variable interest rate was subject to adjustment on a calendar quarter basis. The weighted-average interest rate for the three month period ended March 31, 2007 and period from January 1, 2008 to February 5, 2008 was 11.0% and 10.0%, respectively. The SBA Loan wass secured by substantially all of the assets (both tangible and intangible) of the Company and GS Security (Note 3, Variable Interest Entity). The loan was fully satisfied in February 2008.

Specific costs related to the SBA Loan were capitalized upon issuance of the debt and were being amortized to interest expense using the effective interest rate method over the five-year term of the debt. During the year ended December 31, 2006, the remaining unamortized balance was expensed to amortization expense as the loan became in default at December 31, 2006.

Milk Bottle Bridge Loan

In the fourth quarter of 2007, the Company obtained a short term bridge loan from Milk Bottle Cards, Inc. in the amount of $300,000, which came in four tranches throughout the 4th quarter of 2007. The loan was needed to continue the operations of the Company until the reverse merger was finalized (Note 1.- Description of Company's Business). The loan was guaranteed personally by the CEO and COO of the Company. The loan had an interest rate of 6% per annum and was satisfied during the first quarter of 2008. A portion of the funds came from a related party, who was an investor in the Series A Preferred Unit sale (Note 10 - Equity Transactions) in January 2008.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

7. Debt, Continued

Long Term Debt - Unsecured

After All Group

In August 2006, the Company borrowed $200,000 from a group ("After All") that consisted of some of the same owners (who were Members of the LLC) of Arngrove Group Holdings, Ltd. The loan was unsecured and interest accrues at a rate of 20% per annum, which is calculated monthly and rolled into the principal balance of the loan. The loan term was six months from the issuance date and has been extended on a month-to-month basis at the discretion of After All. This note payable was restructured on January 31, 2008 and all accrued interest was forgiven, which is included in the gain on the restructuring of debt in the statement of operations. The restructured note is at an interest rate of 6% per annum, with scheduled principal payments of $40,000 to be made starting December 31, 2008, and every six months thereafter, up to and including December 31, 2010. The long and current principal balance and accrued interest at March 31, 2008 was $160,000, $40,000 and $2,002, respectively. Interest accrues at 8% beyond maturity. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

Long Term Notes Payable - Secured

Arngrove Group Holdings Ltd.

In May 2005, the Company entered into a combination debt, sale of Members' equity and services agreement transaction (the "Agreement") with Arngrove Group Holdings Ltd (a United Kingdom entity) ("Arngrove"). The Agreement provided the Company with a line-of-credit facility (the "Loan Agreement") that called for Arngrove to advance the Company as requested up to $100,000 per month, with a maximum aggregate principal amount not to exceed $1,200,000 over the twelve month period ending May 2006. The Loan Agreement was evidenced by a note payable with a not-to-exceed face amount of $1,200,000 with a fixed interest rate of 10.0% per annum. The Loan Agreement for financial reporting purposes was discounted at inception to reflect an effective interest rate yield of 29.7% (as of the date the Loan Agreement promissory note was created); its initial discount recognized was $114,622. The discount was being accreted ratably over the initial life of the Loan Agreement promissory note. The required annual interest only payments were to commence as of June 1, 2006, but were not made. As such, in 2006, the Loan Agreement's restrictive covenants went into default and all of the unaccreted discount was expensed.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

7. Debt, Continued

The Agreement also included a services contract that provided for Arngrove to provide certain consulting services and to receive a fee (the "Fee") of approximately $120,000 each year, payable monthly within 7 days of each month-end. The Fee was a required portion of the Agreement. It is being treated by the Company as additional interest. The Company determined that the nature of the consultancy services called for in the Agreement were investor's due diligence procedures or were not provided to the Company at all. The Company did not make any Fee payments to Arngrove as provided for in the service contract until the agreement was restructured at January 31, 2008, at which time payments totaling $368,571 were made to satisfy all accrued interest and management fees on the Arngrove and After All notes. This resulted in a first quarter gain on the restructuring of debt of $365,834.

The Agreement included the sale of Members equity to four individuals related to Arngrove for $300,000 and a 30% interest in the Company (Note 10). This was a necessary provision to obtain the loan, which was why the Company accepted the investment at a discounted price. The Company, based on prior equity investments, estimated the fair value of the 30% equity interest at $600,000. The Company trifurcated the values of the loan, equity interest, and service contract based on the net cash received from the agreement, resulting in the recording of the equity investment at a value of $414,622 and a discount on the underlying loan of $114,622, to be amortized over the life of the loan. However, as mentioned above, the loan discount was accelerated when the note became in default in 2006. This 30% interest was purchased by Milk Bottle Cards, Inc at January 31, 2008 for $171,430.

The Company restructured the debt in January 2008 as part of the reverse merger transaction (Note 10 - Equity), and, as such, the debt is classified as a long term Note Payable on the face of the balance sheet. This note payable was restructured on January 31, 2008 at an interest rate of 6% per annum, with scheduled principal payments of $240,000 to be made starting December 31, 2008 and every six months thereafter, up to and including December 31, 2010. Interest accrues at 8% beyond maturity. The The amount of stated interest related to this Loan Agreement was included in accrued interest and was $12,015 at March 31, 2008. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

The Company incurred interest expense in the three month periods ended March 31, 2008 and 2007 of $101,786 and $82,216, respectively, all of which was charged to operations.

Debt is scheduled to mature during the years ended March 31 as follows:

2009	$280,000
2010	560,000
2011	560,000
2012	-
2013 and beyond	-

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

8. Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company’s success will depend in part on its ability to obtain patents (one is now pending in 36 countries) and to expand its OneVision® product license holders and related revenue, to maintain its trade secrets, and to operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted there under will provide proprietary protection or competitive advantages to the Company.

The accompanying financial statements as of March 31, 2008 have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of March 31, 2008, the Company’s current liabilities exceeded its current assets by $678,918 and its total liabilities exceeded its total assets by $1,713,072. The Company also has substantial debt that was restructured in January 2008 (Note 7 - Debt). These factors raise substantial doubt about the Company's ability to continue as a going concern. During 2008, management intends to raise additional debt and/or equity financing to fund future operations, ongoing software development costs and debt retirement needs. The Company’s marketing plan is to assist its licensees and to promote the expand acceptance and use of its OneVision®product, and to develop additional applications in industries where there is significant anticipated demand requirements. Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings from a related party or lending institutions or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. As discussed in Note 10 - Equity Transactions, the Company was able to obtain additional working capital in connection with the reverse acquisition in January 2008.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

8. Commitments and Contingencies, Continued

Legal Actions

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Operating Leases

The Company recognized rental expense of $8,829 and $16,339 for the three month periods ended March 31, 2008 and 2007, respectively. The Company occupied its Norcross, Georgia facility under a rental agreement that had a lease term that expired in March 2007. The Company began subleasing space from a third party for $1,500 per month in October 2007 on a month-to-month basis.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of the accounts receivable - trade. The Company operates in a market segment that is highly competitive and rapidly changing. Significant technological changes, shifting customer requirements, the emergence of competitive products with new capabilities and other factors could negatively impact the Company's operating results.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

8. Commitments and Contingencies, Continued

The Company had 2 customers that individually comprised more than 10% of the accounts receivable - trade balance, for a total of 97% of the accounts receivable - trade balance at March 31, 2008.

2 customers were individually responsible for more than 10% of the revenue for the three month period ended March 31, 2008, totaling 91% of the Company's sales during the period. These customers individually made up more than 10% of the Company's sales during 2007, totaling 88% of total sales during the three month period ended March 31, 2007.

The Company made 100% of its hardware purchases for resale from one vendor in the three month period ended March 31, 2008. The Company feels that this vendor could be easily replaced.

If the Company were to lose any of these customers or vendors, the impact on its financial statements would be unknown, but could be significant. The Company has not experienced any such loss of customers or vendors as of March 31, 2008.

9. Related Party Transactions

Member Loans

Two individuals, who are the only Members of the former ForgeHouse, LLC managing Member, TWE International, LLC (a Georgia Limited Liability Company) ("TWE Members") have from time to time and as required since the Company's inception in 2002, advanced funds to ForgeHouse to meet ongoing operational cash flow needs. All amounts advanced and unpaid through August 2007 have been recorded as capital contributions (Note 10 - Equity Transactions). As of March 31, 2008, there were amounts due to the two TWE Members of $28,767 for funds they advanced to the ForgeHouse between September and December 2007.

Personal Guarantees

VIE's SBA Loan

TWE Members provided personal guarantees for the VIE's SBA loan (Note 7 - Debt) that was fully satisfied in February 2008. Each of the personal guarantees was for an amount not to exceed the SBA Loan principal balance plus costs and unpaid accrued interest.

Milk Bottle Bridge Loan

TWE Members provided personal guarantees for the Milk Bottle bridge loan (Note 7 - Debt). Each of the personal guarantees was for an amount not to exceed the loan principal balance plus costs and unpaid accrued interest.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

9. Related Party Transactions, Continued

Contributed Services

An individual, who was an equity holder of ForgeHouse and a shareholder of the Company, provided software development services during the year ended December 31, 2007. The contributed services provided to ForgeHouse were recorded at a fair value of $54,000 and the equity holder did not receive additional membership units or capital participation (Note 10 - Equity Transactions).

10. Equity Transactions

Capital Contributions

During the year ended December 31, 2007, the two largest equity holders in ForgeHouse contributed $200,943 of additional-paid-in-capital.

In the year ended December 31, 2007, a ForgeHouse equity holder contributed as additional-paid-in-capital the amount due him by the ForgeHouse for past software programming services related to the ongoing software system development of OneVision®. The fair value of the contributed services was $54,000 based on the fair value of the services. The total amount was charged to operations as software development costs.

Sale of Units

On January 31, 2008, the Company sold 2,000,000 units, each unit consisted of one share of the Company's Series A Preferred stock and one warrant to purchase a share of the Company's common stock. The total proceeds from this transaction was $2,100,000. Each of the Series A Preferred shares is convertible into the Company's common stockk on a one-to-one basis. The warrants have an exercise price of $1.00 and expire 5 years from the grant date.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

10. Equity Transactions, Continued

Options Activity

A summary of the option activity as of March 31, 2008, and changes during the period then ended is presented below:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at
December 31, 2007	-	-	-	-
Granted	1,136,000	$1.00	5.65	$844,855
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at
March 31, 2008	1,136,000	$1.00	5.65	$844,855
Exercisable at
March 31, 2008	386,000	$1.00	7.24	$306,985

On January 31, 2008, the Company granted options to purchase 186,000 shares of its common stock to the Company's Chief Operating Officer immediately following the Merger Agreement as a condition for entering his employment agreement. The options have an exercise price of $1.00, vest immediately and expire 10 years from the grant date.

On January 31, 2008, the Company granted options to purchase 75,000 shares of its common stock to both the Company's Chief Strategy Officer and the Chief Technology Officer immediately following the Merger Agreement for entering their employment agreements. The options have an exercise price of $1.00, vest immediately and expire in 5 years from the grant date.

On January 31, 2008, the Company granted options to purchase 225,000 shares of its common stock to each of two employees for past services immediately following Merger Agreement. The options have an exercise price of $1.00, vest evenly on each of the first three anniversaries of the grant date and expire 5 years from the grant date.

In February 2008, the Company granted options to purchase 350,000 shares of its common stock to the Company's Chief Financial Officer for entering his employment agreement. The options have an exercise price of $1.00, 50,000 vest immediately, and the remaining 300,000 vest evenly on each of the first three anniversaries of the grant date and expire 5 years from the grant date.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

10. Equity Transactions, Continued

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the three month period ended March 31, 2008 were as follows:
For the
Three Month
Period Ended
March 31, 2008
Risk-free interest rate	2.78 to 3.60%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.74

Warrant Activity

A summary of the warrant activity as of March 31, 2008, and changes during the period then ended is presented below:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	-	-
Issued	2,000,000	$1.00
Exercised	-	-
Outstanding, March 31, 2008	2,000,000	$1.00
Exercisable, March 31, 2008	2,000,000	$1.00

On January 31, 2008, the Company sold 2,000,000 units, each unit consisted of one share of the Company's Series A Preferred stock and one warrant to purchase a share of the Company's common stock. The warrants have an exercise price of $1.00 and expire 5 years from the grant date.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,136,000
Warrants	2,000,000
Reserved shares at March 31, 2008	3,136,000

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

11.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible note payable and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of March 31, 2008, all potentially dilutive common stock equivalents amounted to 3,136,000 shares.

The following table illustrates the computation of basic and diluted net loss per share:

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2008	March 31, 2007
Numerator:
Net loss	$(487,687)	$(265,516)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	23,571,429	15,000,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be anti-dilutive since the Company reported net losses in all the reporting periods:

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2008	March 31, 2007
Options to purchase shares of common stock	1,136,000	-
Warrants to purchase shares of common stock	2,000,000	-
Total	3,136,000	-

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

The following discussion of the financial condition and results of operation of ForgeHouse, Inc. (“ForgeHouse,” the “Company,” “we,” “us,” and, as noted, the “Resulting Company”) should be read in conjunction with the financial statements and the notes to those statements included herein. This discussion includes forward-looking statements that involve risk and uncertainties. Actual results may differ materially from those anticipated in the forward-looking statements.

Overview of Venture

In July 2007, the members (the “Members”) of ForgeHouse, LLC, a Georgia limited liability company (the “Operating Company”) entered into a Nonbinding Letter of Intent with Milk Bottle Cards, Inc. (“Milk Bottle”) (a non-operating public shell corporation), whereby the Members were to exchange their membership interests for Milk Bottle common stock and cash. On January 31, 2008 Milk Bottle and the Members entered certain agreements (the “Exchange Agreement”) that resulted in the exchange of all of their membership interests in the Operating Company for 10,500,000 shares of common stock of Milk Bottle (approximately 37.5% of all outstanding common stock of the Company as of the closing of the exchange transaction) and cash of approximately $171,500.

Concurrently with the closing of the exchange transaction, ForgeHouse entered into a private placement of 2,000,000 units of its securities (the “Preferred Stock Financing”) that resulted in net proceeds of $1,850,000 (net of Preferred Stock Financing fees and expenses of $250,000). Each unit consisted of one share of Series A Preferred Stock and one three-year common stock purchase warrant, exercisable for one share of common stock at $1.00 per share.

We used a portion of the net proceeds of the Preferred Stock Financing to repay certain debt, conclude the exchange transaction, and strengthen our balance sheet. Upon the closing of the Preferred Stock Financing, we repaid a bank loan (approximately $220,000), paid an agreed-upon sum for interest and fees from a prior series of private financings (approximately $369,000), and repaid certain stockholder loans (approximately $92,000).

ForgeHouse is in the business-to-business arena and is focused on providing scalable, Enterprise-class web-based solutions that increase productivity and accountability by workflow optimization. Our markets range from Fortune 1000 companies to Government to Small and Medium Enterprises and Businesses (SMEs and SMBs).

We will need to obtain additional operating capital during the balance of our 2008 fiscal year to fund continuing software development and to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success. Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing. Failure to obtain any such financing will result in our inability to effectuate our business plan. As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Results of Operations (Quarter Ended March 31, 2008 in Comparison to Quarter Ended March 31, 2007)

Financial statements for the three months ended March 31, 2007, contain information of both the Operating Company combined with GS Security Group, a variable interest entity; financial statements for the three months ended March 31, 2008, contain information of the Operating Company (through January 31, 2008, the date of the closing of the exchange transaction) and of the Resulting Company (combined with GS Security Group through February 2008, when the Bank Loan was repaid.

Net Revenues
Net revenues for the three months ended March 31, 2008, increased to $69,000 from $25,000 in the prior year, an increase of approximately 172%. Revenues from the ASP service increased by approximately 43%, while sales of hardware increased by approximately 380%. One customer accounted for 78% and another for 13% of total net revenues for the three months ended March 31, 2008.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2008, decreased to $69,000 from $80,000 in the prior year. Cost of revenues primarily consists of Software Development cost and cost of Hardware purchased for resale. Cost of sales as a percentage of sales is 91% for the period ending March 31, 2008, and 315% for the prior period. We anticipate that our cost of sales will remain relatively unchanged for the remainder of the year.

Operating Expenses

Total operating expenses for the three months ended March 31, 2008, increased to $751,000 from $129,000 in the prior year. The expense breakdown is as follows:

Operating Expenses	2008	2007	Var B(W)	Var B(W)
	$'000	$'000	$'000%
Payroll related expenses	236	53	(183)	(348)%
Professional fees	61	10	(51)	(529)%
Depreciation and Amortization	9	9	(0)	(3)%
Stock based charges	334	0	(334)	N/A
General and Administrative	111	58	(53)	(93)%
Total	751	129	(622)	(482)%

*
Payroll expenses were attributable to salaries, benefits, related taxes and group health insurance to our officers and employees. We anticipate that payroll expenses will increase during the remainder of our current fiscal year. Our plan is to expand the sales and support staff in order to meet our growth targets.

*
Professional fees represent both accounting and legal fees. We anticipate that our professional fees will decrease during the balance of the fiscal year, as a material amount of professional service fees were incurred during the three months ended March 31, 2008, in connection with the exchange transaction and the related SEC filings.

*
Depreciation and Amortization expenses represent depreciation of fixed assets over three years and amortization of software development over five years. We expect depreciation expenses to increase for the balance of this fiscal year as we acquire additional fixed assets for the use of an expected increasing number of employees.

*
Stock Based Charges represent the amortization of stock options issued to management and certain of our other employees. Since the total option value is amortized over the vesting period, the charges were higher for this quarter because certain of the options vested immediately on the date of the grant. We anticipate that stock based charges will be significantly lower for the balance of this fiscal year.

*
General and Administrative expenses are primarily comprised of Occupancy & Equipment, Travel & Entertainment, Printing & Stationary, Postage & Delivery, Office Supplies, and Fees. We expect these expenses to moderate during the balance of this fiscal year, as a major portion of the expenses to date related to the exchange transaction. In May, 2008, we entered into a four-year lease agreement for our offices, as a result of which we will relocate headquarters from Atlanta, Georgia to Alpharetta, Georgia. Due to the cost involved in moving to the new facilities Occupancy cost will increase slightly during the balance of year.

Other Expense

For the three months ended March 31, 2008, interest expense amounted to $102,000 and was attributable to two notes payable. These notes were renegotiated in January 2008 as described in Liquidity and Capital Resources, below.

Net Loss
We reported a loss from operations of $488,000 for the three months ended March 31, 2008, compared to $266,000 for the prior year, or a net loss per share of $.02. The overall net loss increased in comparison with last year due to the increases in Operating Expenses described above, notwithstanding a one-time gain on restructuring of debt of $365,000 that was partially offset by stock-based charges of $334,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2008, we had a cash balance of $483,000 and a working capital deficit of $679,000. During the three months ended March 31, 2008, as a result of the Preferred Stock Financing, we funded our operations and repaid certain obligations. Our balance sheet at March 31, 2008 reflects long-term notes payable of $1,120,000. In January 2008, we amended the terms and provisions of these notes. In connection with such amendments, the holders thereof waived an aggregate of $366,000 in accrued interest and reduced the interest rates from 10% and 20% to 6% per year. All principal and accrued interest thereon will mature beginning December 2008. Additionally the debt holders waived any default that had occurred.

Net cash flows used in operating activities for the three months ended March 31, 2008 amounted to $1,061,000 and were primarily attributable to our net loss of $488,000, payment of an agreed-upon sum for interest and fees from a prior series of private financings $369,000, and repayment of stockholder loans $92,000. Net cash flows used in investing activities for the three months ended March 31, 2008 amounted to $187,000 and were primarily used for the exchange agreement described above. Net cash flows provided by financing activities for the three months ended March 31, 2008, amounted to $1,528,000 and were primarily attributable to the $1,850,000 net proceeds of the Preferred Stock Financing, as offset by repayment of a short-term loan in the amount of $300,000, and repayment of SBA bank loan $220,000.

At March 31, 2008, we had cash of $281,000, which represented a net increase in cash during the three months ended March 31, 2008 of $281,000.  We have no currently planned material commitments for capital expenditures; however, other than our current cash, we presently have no other alternative source of operating capital, without which we may be unable to continue software development, to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success, or to have the capital necessary to fund our ongoing operations and obligations. Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing. Failure to obtain any such financing will result in our inability to effectuate our business plan. As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at March 31, 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, revenues, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, stock-based compensation, valuation of debt discounts, and useful life of property and equipment.

Accounts Receivable

We have a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost or market utilizing the first-in, first-out method and consist of raw materials related to our products. We intend to write down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions become less favorable than those projected by us, additional inventory write-downs might be required.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Revenue Recognition

We follow the guidance of the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The following policies reflect our specific criteria for our revenue stream: We generate revenue from the sale of our beverage products. Revenues from the sale of these items are recognized upon delivery of the product to the customer. Consideration given by us to a customer (including a reseller of our products) such as slotting fees is accounted for as a reduction of revenue when recognized in our income statement.

Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.

Non-Employee Stock-Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The adoption of this interpretation did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141,“Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Combined Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Our management, which includes our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with his employment agreement, effective February 15, 2008, we granted to Mr. Jorge Vargas a five-year incentive stock option to purchase up to 350,000 shares of our common stock at an exercise price of $1.00. This option vested and became exercisable as to 50,000 shares on the date of grant. The remainder of this option vests and becomes exercisable as to (i) 100,000 shares on February 15, 2009, (ii) 100,000 shares on February 15, 2010, and (iii) the remaining 100,000 shares on February 15, 2011, assuming that Mr. Vargas is employed by us as of such dates. We also granted Mr. Vargas a 10-year nonqualified stock option to purchase up to 400,000 shares of our common stock at an exercise price of $1.00. This option vests and becomes exercisable as to (i) 133,333 shares on February 15, 2009, (ii) 133,333 shares on February 15, 2010, and (iii) the remaining 133,334 shares on February 15, 2011, assuming that Mr. Vargas is employed by us as of such dates.

The grants were made in reliance on Rule 506 under Regulation D promulgated by the SEC. We believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the grants were made to one person, who was an accredited investor, and (iii) transfer of the options was restricted in accordance with the requirements of the Securities Act of 1933 (including legending the option agreement).

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1*	Agreement and Plan of Exchange by and among Milk Bottle Cards, Inc., and certain members of ForgeHouse, LLC, dated January 31, 2008

2.2*	Capital Interest Purchase Agreement, by and among the Company and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated January 31, 2008

2.3*	Repurchase Agreement, by and between the Company and Nicole Milkovich, dated January 31, 2008

3.1*	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008

3.2	Bylaws, incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005

3.3*	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008

3.4*	Articles of Exchange, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008

10.1	2008 Incentive Plan, incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008

10.2*	Form on Incentive Stock Option Award Agreement under the 2008 Incentive Plan

10.3*	Form of Nonqualified Stock Option Award Agreement under the 2008 Incentive Plan

10.4*	Employment Agreement with John Britchford-Steel, dated as of January 31, 2008

10.5*	Employment Agreement with Jose Alonso, dated as of January 31, 2008

10.6*	Mutual Release, by and among the Company, ForgeHouse, LLC, and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated as of January 31, 2008

10.7*	Form of Lock-Up Agreement, dated as of January 31, 2008, by and between the Company and each of certain beneficial stockholders.

10.8*	Form of Subscription Agreement, dated as of January 31, 2008, by and between the Company and each of certain preferred stockholders.

10.9*	Form of Common Stock Purchase Warrant, dated as of January 31, 2008, by and between the Company and each of certain preferred stockholders.

10.10*	Promissory Note, in favor of Arngrove Group Holdings Ltd., dated as of January 31, 2008

10.11*	Promissory Note, in favor of After All Limited, dates as of January 31, 2008

10.12*	Subordination and Inter-creditor Agreement, by and among the Company, ForgeHouse, LLC, and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated as of January 31, 2008

10.13**	Employment Agreement with Jorge Vargas, dated as of February 15, 2008

10.14**/***	Service and Software License Agreement, dated April 15, 2007, by and between the Company and Securitas Security Services USA, Inc.

10.15**	Office Lease Agreement, by and between the Company and Wolff Atlanta Portfolio, LLC.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

* Incorporated by reference to the same Exhibit No. of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 7, 2008.
** Filed herewith.
*** Portions omitted pursuant to a request for confidential treatment

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGEHOUSE, INC.

By: /s/ John Britchford-Steel
May 20, 2008	John Britchford-Steel
Chief Executive Officer

