Form 10-Q
period 2008-06-30
ForgeHouse, Inc.
filed 2008-08-14
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

FORGEHOUSE, INC.
(Exact name of registrant as specified in Charter)

Nevada	333-124304	20-1904354
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4625 Alexander Dr, Suite 150
Alpharetta, Georgia 30005
(Address of Principal Executive Offices)

(404) 643-6038
(Issuer Telephone number)

1575 Northside Drive NW, Building 300, Suite 375
Atlanta, Georgia, 30318
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,289,834 shares of common stock issued and outstanding at August 14, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

FORGEHOUSE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

ForgeHouse, Inc.

Combined Financial Statements

As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

ForgeHouse, Inc.

Index to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

Combined Financial Statements of ForgeHouse, Inc.(a Nevada Corporation):

Combined Balance Sheet as of June 30, 2008	F-1

Combined Statements of Operations for Each of the Three and Six Month Periods Ended June 30, 2008 and 2007	F-2

Combined Statements of Cash Flows for Each of the Six Month Periods Ended June 30, 2008 and 2007	F-3

Notes to Combined Financial Statements	F-5

ForgeHouse, Inc.

Combined Balance Sheet
June 30, 2008

	As of	As of
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$136,657	-
Accounts receivable - trade	33,064	$42,323
Inventory	12,105	-
Subscription receivable	10,000	-
Prepaid insurance	10,431	7,052
Escrowed funds	56,262	7,114
Total current assets	258,519	56,489
Equipment, net of accumulated depreciation of $31,546 and $28,142, respectively	27,511	14,123
Software development costs, net of accumulated amortization of $112,667 and $95,333	60,667	78,000
Deposit	3,623	-
Total assets	$350,320	$148,612
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	-	$9,712
Accounts payable - trade	$771,546	655,662
Related party payable	28,767	120,559
Accrued payroll and related expenses	110,029	27,198
Accrued expenses	14,615	184,805
Accrued interest on notes payable	35,044	648,029
Current portion of obligations under capital leases	4,534	4,262
Deferred revenue	5,340	-
Related party notes payable - current	-	580,000
Notes payable - current	280,000	149,657
Total current liabilities	1,249,875	2,449,242
Obligations under capital leases	2,061	4,398
Related party notes payable, less current portion	-	1,120,000
Notes payable, less current portion	1,120,000	-
Total liabilities	$2,371,936	$3,504,282
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized and 2,000,000 shares issued as Series A Convertible preferred stock	-	-
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$2,000	-
Common stock, $.001 par value, 100,000,000 shares authorized, 28,289,834 shares issued and outstanding	28,290	-
Additional paid in capital	4,380,394	$1,263,978
Accumulated deficit	(6,432,300)	(4,619,648)
Total stockholders' deficit	$(2,021,616)	$(3,355,670)
Total liabilities and stockholders' deficit	$350,320	$148,612

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.

Combined Statements of Operations
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

	For the Six Month Period Ended June 30,		For the Three Month Period Ended June 30,
	2008	2007	2008	2007
Service contract revenue	$86,616	$76,955	40,488	55,559
Product revenue	32,344	50,482	9,658	46,608
Net revenues	118,960	127,437	50,146	102,167
Operating expenses:
Costs of revenues	45,185	57,417	22,289	43,267
Software development costs	92,464	190,698	45,607	125,226
Payroll related expenses	489,424	97,546	257,144	44,935
Professional fees	326,699	43,127	86,478	33,479
Depreciation and amortization	20,738	18,255	11,297	9,128
Stock based charges	1,014,111	-	106,826	-
General and administrative	172,602	108,937	70,938	51,375
Total operating expenses	2,161,223	515,980	600,579	307,410
Loss from operations	(2,042,263)	(388,543)	(550,433)	(205,243)
Other expense:
Interest expense	(135,345)	(166,274)	(33,559)	(84,058)
Other expense	(77)	-	(77)	-
Total other expense	(135,422)	(166,274)	(33,636)	(84,058)
Loss before extraordinary item	(2,177,685)	(554,817)	(584,069)	(289,301)
Gain on restructuring of debt	365,834	-	-	-
Net loss before income taxes	(1,811,851)	(554,817)	(584,069)	(289,301)
State income taxes	800	-	800	-
Net loss after taxes	$(1,812,651)	$(554,817)	$(584,869)	$(289,301)
Loss per share - basic and diluted
Loss per share, before extraordinary item	$(0.08)	$(0.04)	$(0.02)	$(0.02)
Net loss per share	$(0.07)	$(0.04)	$(0.02)	$(0.02)
Weighted average shares outstanding	25,814,732	15,000,000	28,058,035	15,000,000

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.

Combined Statements of Cash Flows
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

	For the Six Month Period Ended June 30,
	2008	2007
Cash flows used in operating activities:
Net loss	$(1,812,651)	$(554,817)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	3,405	921
Amortization of software development costs	17,333	17,333
Gain on restructure of debt	(365,834)	-
Amortization of stock based charges	1,014,110	-
Decrease (increase) in assets:
Escrowed funds	(49,148)	-
Accounts receivable - trade	(741)	14,471
Prepaid expenses and other current assets	(3,379)	790
Inventory	(12,105)	(8,395)
Deposit	(3,623)	-
Increase (decrease) in liabilities:
Accounts payable - trade	161,684	-
Accrued interest on debt	(259,575)	164,550
Accrued expenses	(170,190)	(6,644)
Accrued payroll	82,831	-
Deferred revenue	5,340	-
Related party payable	(91,792)	191,765

Cash used in operating activities	(1,484,335)	(180,026)
Cash flows used in investing activities:
30% purchase of ForgeHouse LLC	(171,430)	-
Recapitalization of Milk Bottle Cards Inc. - reverse merger	(8,860)	-
Acquisition of equipment	(16,792)	(1,060)

Cash used in investing activities	(197,082)	(1,060)
Cash flows provided by financing activities:
Payments of related party debt	(300,000)	-
Payments on debt	(206,591)	-
Proceeds from the sale of preferred A stock	2,100,000	-
Issuance of common shares for cash	290,388	-
Proceeds from owners	-	203,911
Purchase and retirement of stock	(50,000)	-
Payment on capital lease	(2,065)	-
Dissolution of variable interest entity	(3,944)	-
Net increase (decrease) in bank overdrafts	(9,712)	(22,825)

Cash provided by financing activities	1,818,076	181,086

Net increase (decrease) in cash	136,657	0

Cash at beginning of period	-	-

Cash at end of period	$136,657	$0

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.

Combined Statements of Cash Flows
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

Supplemental Disclosure of Cash Flow Information

	For the Six Month Period Ended June 30,
	2008	2007
Cash paid during the fiscal years for:
Interest	$383,462	$8,415
Income taxes	$800	-

Non-Cash Transactions

Issuance of shares in satisfaction of accounts payable:
Accounts payable	$45,800	-
Common stock	$(46)	-
Additional paid in capital	$(45,754)	-

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

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

Principles of Combination

The combined financial statements include the accounts of ForgeHouse, Inc. and its wholly owned subsidiary. All significant transactions among the combined entities have been eliminated upon combination.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

1.	Description of the Company's Business, Continued

Interim financial Statements

The accompanying unaudited combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

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

Escrowed Funds

At June 30, 2008, the Company had funds that were available and restricted to certain Board approved Company operating expenses. The unexpended portion of these funds at June 30, 2008, which amounted to $56,262, has been classified as “Escrowed funds” - a current asset in the accompanying Balance Sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense and other factors. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk

At June 30, 2008, the Company had $87,851 on deposit that exceeded United States (FDIC) federally insurance limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Software Development Costs

The Company accounts for development costs related to software products to be sold, leased, or otherwise marketed in accordance with FASB SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company's software was available July 1, 2003, for general release approximately seven months after the establishment of technological feasibility and, accordingly, the Company capitalized certain software development costs incurred during that period. SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development. During the three and six month periods ended June 30, 2008 and 2007, the Company did not capitalize any software development costs. The Company capitalized $173,333 in software development costs as of June 30, 2008. The Company expensed $45,607, $92,464, $125,226 and $190,698 as research and development expense during the three and six month periods ended June 30, 2008 and 2007, respectively.

In accordance with SFAS No. 2, the costs the Company incurs to enhance its existing products are expensed in the period they are incurred and included in software development costs in the statements of operations.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the straight-line method over the software product's economic useful life. Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately. During the three and six month periods ended June 30, 2008 and 2007, amortization of software development costs totaled $8,666, $17,333, $8,666 and $17,333, respectively.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Management has concluded that the software development costs have no residual value and a 5-year period of amortization, with the amortization period starting with the first general sale of the product after the beta site. This occurred in April 2005.

The Company includes in software development expense those costs related to the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives;
•	Testing in search for, or evaluation of, product or process alternatives;
•	Modification of the formulation or design of a product or process; and
•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Future amortization of the software development costs is as follows for the years ended June 30:

2008	$34,667
2009	26,000

Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (FAS 157). In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

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

The adoption of this statement did not have a material impact on our combined results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of June 30, 2008, are classified in the table below in one of the three categories described above:

Fair Value Measurements at June 30, 2008

	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$136,657	-	-	$136,657
Escrowed Funds	56,262	-	-	56,262
Cash, Cash Equivalents and Escrowed Funds	$192,919	-	-	$192,919

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
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

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

The following data shows the amounts used in computing basic loss per share for the three and six month periods ended June 30, 2008 and 2007.

As of June 30, 2008, the Company had issued and outstanding common stock equivalents comprised of common stock options and warrants that can be converted into 3,877,000 shares of common stock. As of June 30, 2007, there were no common stock equivalents issued and outstanding.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2008, the Company’s cash was deposited in one financial institution and there were no cash equivalents present.

Accounts Receivable - Trade and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on its historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Based on the Company's status as a development stage company until 2007 and past level of sales, the Company has not experienced any accounts receivable that could not be collected, and as such, the allowance for doubtful accounts is zero at June 30, 2008. As the Company expands, it fully expects the allowance for doubtful accounts to increase from zero.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. The Company buys and resells hardware as necessary, but does not carry inventory on-hand for extended periods of time, and had only five PDA's for resale on-hand at June 30, 2008. Inventory was $12,105 at June 30, 2008.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Prepaid Expenses

The Company's prepaid expenses consist mainly of amounts paid for annual insurance contracts. The amounts are expensed ratably over the term of the contract.

Equipment

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. When equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During the three and six month periods ended June 30, 2008 and 2007, the Company did not dispose of any equipment. The estimated useful lives of computer and office equipment are as follows:

Estimated
Useful
Lives
Computer equipment	3 years
Office equipment	5 years
Office furniture	7 years

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

The Company has entered into an operating lease agreements for its corporate office which contains provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent.” Deferred rent was not material at June 30, 2008.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. The factors considered by management in performing this assessment include current operating results and trends and prospects, as well as the effects of obsolescence and economic factors.

Deferred Revenue - Amounts Billed in Advance

The Company recognizes revenue as earned. Amounts billed in advance of the period in which service is rendered will be recorded as a liability under “Deferred revenue.” The Company had $5,340 of deferred revenue at June 30, 2008.

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

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2008. The Company believes that adoption of FIN 48 will not have a material effect on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (FAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The Company will adopt both FAS 141(R) and FAS 160 as of January 1, 2009 and neither pronouncement is expected to have a material impact on the Company’s financial statements.

3.	Variable Interest Entity

ForgeHouse determined its debt servicing of the GS Security's SBA loan required GS Security to be recognized as a variable interest entity as defined in FIN 46R. ForgeHouse concluded that it was the primary beneficiary and, as a result, combined its financial operating results with those of GS Security from January 1, 2005 through January 31, 2008. The combination of GS Security with ForgeHouse did not materially affect its operating results or its financial condition. As of June 30, 2008, GS Security is no longer combined with ForgeHouse Inc. as a result of the satisfaction of the SBA Loan in February 2008 (Note 7 - Debt). For consistency, the balance sheet of ForgeHouse as of December 31, 2007 and the statement of operations for the three and six month periods ended June 30, 2008 and 2007 does not include the operations of the VIE.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

3.	Variable Interest Entity, Continued

Reconciliation of Balance Sheet Presented to Consolidated Balance Sheet as Filed

A reconciliation of the balance sheet shown above to the consolidated balance sheet which was filed in an 8-K/A on April 22, 2008 is as follows:
ASSETS

	Per Balance	Per Balance	Consolidated
	Sheet Shown	Sheet of VIE	Balance Sheet
	Above as of	As of	As of
	December 31,	December 31,	December 31,
Current assets:	2007	2007	2007
Accounts receivable - trade	$42,323	-	$42,323
Prepaid insurance	7,052	-	7,052
Escrowed funds	7,114	-	7,114
Total current assets	56,489	-	56,489
Equipment, net of accumulated depreciation of $28,142	14,123	-	14,123
Software development costs, net of accumulated amortization $95,333	78,000	-	78,000
Total assets	$148,612	-	$148,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$9,712	-	$9,712
Accounts payable - trade	655,662	-	655,662
Related party payable	120,559	-	120,559
Accrued payroll and related expenses	27,198	-	27,198
Accrued expenses	184,805	-	184,805
Accrued interest on notes payable	648,029	$12,424	660,453
Current portion of obligations under capital leases	4,262	-	4,262
Related party notes payable - current	580,000	-	580,000
Notes payable - current	149,657	56,934	206,591
Total current liabilities	2,379,884	69,358	2,449,242
Obligations under capital leases	4,398	-	4,398
Related party notes payable, less current portion	1,120,000	-	1,120,000
Total liabilities	$3,504,282	$69,358	$3,573,640

Commitments and contingencies

Stockholders' deficit:
Additional paid in capital	$1,263,978	-	1,263,978
Accumulated deficit	(4,619,648)	$(69,358)	(4,689,006)
Total stockholders' deficit	$(3,355,670)	$(69,358)	$(3,425,028)
Total liabilities and stockholders' deficit	$148,612	-	$148,612

4.	Accounts Receivable - Trade

Accounts receivable - trade is comprised of the following at June 30, 2008:

Accounts receivable - trade	$33,064
Allowance for doubtful accounts receivable	-
Accounts receivable - trade, net	$33,064

The Company did not provide for an allowance for doubtful accounts as of June 30, 2008 as all open account balances were determined to be collectible. The accounts receivable - trade account as of June 30, 2008 (and also those that arise from future operations) are pledged as security as part of the Company's loans with the private and commercial lenders (Note 7 - Debt).

5.	Equipment

Equipment, net is comprised of the following at June 30, 2008:

Computer equipment	$42,302
Office furniture	2,397
Office equipment	5,273
Equipment under capital lease	9,085
Total equipment	59,057
Less: accumulated depreciation	(31,546)
Equipment, net	$27,511

Depreciation expense amounted to $2,631, $3,405, $460 and $921 for the three and six month periods ended June 30, 2008 and 2007, respectively. All of the equipment with a net book value of $27,511 was pledged as security for the Company's loans two loans with the private lender (Note 7 - Debt).

6.	Obligations under Capital Lease

The Company leases certain equipment under a capital lease. The equipment under such capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment. Equipment held under capital leases is included in the Balance Sheet as equipment, net was $9,085 at June 30, 2008. Accumulated depreciation of the leased equipment at June 30, 2008 was $1,697. Depreciation of assets under such capital lease is included in depreciation expense.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

6.	Obligations Under Capital Lease, Continued

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2008, are as follows:

Twelve Months
Ending
June 30	Amount
2009	$5,101
2010	2,125
Total minimum lease payments	7,226
Less: amount representing interest	(631)
Present value of net minimum lease payments	6,595
Less: current maturities of capital lease obligations	(4,534)
Long-term capital lease obligations	$2,061

7.	Debt

Debt as of June 30, 2008 is comprised of the following:

Debt, unsecured

There is one unsecured debt that was restructured and re-written as of January 31, 2008 with principal amount of $200,000 that accrues interest at a rate of 6% per annum until maturity and 8% after maturity, with payments of $40,000 due every six months beginning December 31, 2008 until and including December 31, 2010. This note must be prepaid in whole or in part as part of the closing of any equity or debt financing of the Company in the amount equal to 20% of the net funding received or the remaining loan balance, whichever is less.

Debt, unsecured as of June 30, 2008	$200,000
Less: current portion of the unsecured debt	(40,000)
Long term portion of the debt, unsecured, as of June 30, 2008	$160,000

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

7.	Debt, Continued

Debt, Secured

There is one secured debt that was restructured and re-written as of January 31, 2008 with a principal amount of $1,200,000, that accrues interest at a rate of 6% per annum and is secured by substantially all of the assets of the Company. The promissory note calls for principal payments of $240,000 commencing on December 31, 2008 and continuing every six months until and including December 31, 2010. This note must be prepaid in whole or in part of the closing of any equity or debt financing of the Company in the amount equal to 20% of the net funding received or the remaining loan balance, whichever is less.

Debt, secured as of June 30, 2008	$1,200,000
Less: current portion	(240,000)
Long term portion of the debt, secured, as of June 30, 2008	$960,000
Total long term debt, unsecured and secured at June 30, 2008	$1,120,000

Short Term Notes Payable - Secured

North Atlanta National Bank - Small Business Administration Guaranteed Loan

On August 19, 2002, the ForgeHouse VIE entered into a loan agreement with North Atlanta National Bank (the "Lender") which was guaranteed by the Small Business Administration (the "SBA Loan"). The SBA Loan had a face value of $456,000 with a variable interest rate based on the Wall Street Journal prime rate plus 2.75% per annum. The SBA Loan required monthly payments of $6,331 and originated in August 2002 with all unpaid principal and interest due at maturity in August 2010. The amount of the monthly SBA Loan payment was subject to annual payment adjustment each August to provide for the ratable amortization over the remaining term of the loan. The interest rate at June 30, 2007 was 11.0% and at February 5, 2008 (the date the note was satisfied - see Note 1.) was 10.0%. The weighted average interest rate for the six month period ended June 30, 2007 and period from January 1, 2008 to February 5, 2008 was 11.0% and 10.0%, respectively. The SBA Loan was secured by substantially all of the assets (both tangible and intangible) of ForgeHouse and GS Security (Note 3 - Variable Interest Entity). The loan was fully satisfied in February 2008.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

7.	Debt, Continued

Short Term Bridge Financing

In the fourth quarter of 2007, the Company completed a short term bridge financing (the bridge loan) with an investor group for $300,000, which came in four tranches during the quarter ended December 31, 2007. The bridge loan was necessary to sustain the ongoing operations of the Company until the merger agreement and the related equity financing was complete (Note 1.- Description of Company's Business). The loan was guaranteed personally by the CEO and COO of the Company (Note 9 - Related Party Transactions). The loan was satisfied in February 2008, and while outstanding, bore an interest rate of 6% per annum.

Long Term Debt - Unsecured

After All Group

In August 2006, the Company borrowed $200,000 from a group ("After All") that consisted of some of the same owners (who were Members of the LLC) of Arngrove Group Holdings, Ltd. The loan was unsecured and interest accrues at a rate of 20% per annum, which is calculated monthly and rolled into the principal balance of the loan. The loan term was six months from the issuance date and has been extended on a month-to-month basis at the discretion of After All. This note payable was restructured on January 31, 2008 and all accrued interest was forgiven, which is included in the gain on the restructuring of debt in the statement of operations. The restructured note is at an interest rate of 6% per annum, with scheduled principal payments of $40,000 to be made starting December 31, 2008, and every six months thereafter, up to and including December 31, 2010. The long term and current principal balance and accrued interest balance at June 30, 2008 was $160,000, $40,000 and $5,006, respectively. Interest accrues at 8% beyond maturity. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

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
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

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

The Company restructured the debt in January 2008 as part of the reverse merger transaction (Note 10 - Equity), and, as such, the debt is classified as a long term Note Payable on the face of the balance sheet. This note payable was restructured on January 31, 2008 at an interest rate of 6% per annum, with scheduled principal payments of $240,000 to be made starting December 31, 2008 and every six months thereafter, up to and including December 31, 2010. Interest accrues at 8% beyond maturity. The amount of stated interest related to this Loan Agreement was included in accrued interest and was $30,037 at June 30, 2008. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

7.	Debt, Continued

The Company incurred interest expense during the three and six month periods ended June 30, 2008 and 2007 of $33,559, $135,345, $84,058 and $166,274, respectively, all of which was charged to operations.

Debt is scheduled to mature during the twelve month periods ended June 30 as follows:

2009	$280,000
2010	560,000
2011	560,000

8.	Commitments and Contingencies

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

The accompanying financial statements as of June 30, 2008 have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of June 30, 2008, the Company’s current liabilities exceeded its current assets by $991,356 and its total liabilities exceeded its total assets by $2,021,616. The Company also has substantial debt that was restructured in January 2008 (Note 7 - Debt). These factors raise substantial doubt about the Company's ability to continue as a going concern. During 2008, management intends to raise additional debt and/or equity financing to fund future operations, ongoing software development costs and debt retirement needs. The Company’s marketing plan is to assist its licensees and to promote the expand acceptance and use of its OneVision®product, and to develop additional applications in industries where there is significant anticipated demand requirements. Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings from a related party or lending institutions or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

8.	Commitments and Contingencies, Continued

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

Operating Leases

The Company recognized rental expense of $8,740 $17,569, $1,319 and $17,658 for the three and six month periods ended June 30, 2008 and 2007, respectively. The Company occupied its Norcross, Georgia facility under a rental agreement that had a lease term that expired in March 2007. The Company began subleasing space from a third party for $1,500 per month in October 2007 on a month-to-month basis until they entered their current lease agreement starting on June 1, 2008. The 39 month lease calls for initial monthly payments of $3,623 and does not have any renewal options.

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

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

8.	Commitments and Contingencies, Continued

The Company had two customers that individually comprised more than 10% of the accounts receivable - trade balance, for a total of 89% of the accounts receivable - trade balance at June 30, 2008.

Two customers were individually responsible for more than 10% of the revenue for the three and six month periods ended June 30, 2008, totaling 86% and 79%, respectively, of the Company's sales during the period. These customers individually made up more than 10% of the Company's sales during 2007, totaling 96% and 94% of total sales during the three and six month periods ended June 30, 2007.

The Company made 100% of its hardware purchases for resale from one vendor in the three and six month periods ended June 30, 2008. The Company feels that other vendors with similar products could be used.

If the Company were to lose any of these customers or vendors, the impact on its financial statements would be unknown, but could be significant. The Company has not experienced any such loss of customers or vendors as of June 30, 2008.

9.	Related Party Transactions

Personal Guarantees

VIE's SBA Loan

TWE Members provided personal guarantees for the VIE's SBA loan (Note 7 - Debt) that was fully satisfied in February 2008. Each of the personal guarantees was for an amount not to exceed the SBA Loan principal balance plus costs and unpaid accrued interest.

Short Term Bridge Financing

TWE Members provided personal guarantees for the Short Term Bridge Financing (Note 7 - Debt). Each of the personal guarantees was for an amount not to exceed the loan principal balance plus costs and unpaid accrued interest.

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

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

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

Sale of Units

On January 31, 2008, the Company sold 2,000,000 units, each unit consisted of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock. The total proceeds from this transaction was $2,100,000. Each of the Series A Preferred shares is convertible into the Company's common stock on a one-to-one basis. The Series A Preferred Shares are senior as to all other equity instruments, voting, and have a dividend rate of 4% of the stated liquidation preference amount of $2,000,000. The warrants have an exercise price of $1.00 and expire two years from the grant date.

Shares Issued for Cash

In June 2008, the Company issued 244,022 shares of the Company’s common stock to eight individuals for cash proceeds of $290,388, which is $1.19 per share.  The share price represented a 30% discount to the 10-trading-day volume weighted average closing price of the common stock, with May 29, 2008, as the 10th trading day.  As stipulated in the restructured Arngrove note payable agreement, the Company is required to remit 20% of all funds raised to Arngrove to be applied first to the then outstanding principal balance of the note payable and second to any interest accrued thereon.

Shares Issued in Satisfaction of Accounts Payable - Trade

In June 2008, the Company issued 45,812 shares of the Company’s common stock to two individuals for satisfaction of $45,800 of accounts payable - trade at $1.00 per share.

Options Activity

A summary of the option activity as of June 30, 2008, and changes during the period then ended is presented below:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2007	-	-	-	-
Granted	1,877,000	$1.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2008	1,877,000	$1.00	6.84	$647,950
Exercisable at June 30, 2008	727,000	$1.01	7.60	$245,450

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

10.	Equity Transactions, Continued

On January 31, 2008, the Company granted options to purchase 251,000 shares of its common stock to the Company's Chief Executive Officer immediately following the Merger Agreement as a condition for entering his employment agreement. The options have an exercise price of $1.00, vest immediately and expire 10 years from the grant date. The Company also granted options to purchase 90,000 shares of its common stock to the Company's Chief Operating Officer immediately following the Merger Agreement as a condition for entering his employment agreement. The options have an exercise price of $1.10, vest immediately and expire 5 years from the grant date.

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

On February 15, 2008, the Company granted options to purchase 350,000 shares of its common stock to the Company's Chief Financial Officer for entering his employment agreement. The options have an exercise price of $1.00, 50,000 vest immediately, and the remaining 300,000 vest evenly on each of the first three anniversaries of the grant date and expire 5 years from the grant date. The Company also granted options to purchase 400,000 shares of its common stock to the Company's Chief Financial Officer for entering his employment agreement. The options have an exercise price of $1.00 and vest evenly on each of the first three anniversaries of the grant date and expire 10 years from the grant date.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

10.	Equity Transactions, Continued

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the six month period ended June 30, 2008 were as follows:

For the
Six Month
Period Ended
June 30, 2008
Risk-free interest rate	2.78 to 3.83%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5-10 years
Weighted average fair market value of options granted	$1.13

Warrant Activity

A summary of the warrant activity as of June 30, 2008, and changes during the period then ended is presented below:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	-	-
Issued	2,000,000	$1.00
Exercised	-	-
Outstanding, June 30, 2008	2,000,000	$1.00
Exercisable, June 30, 2008	2,000,000	$1.00

On January 31, 2008, the Company sold 2,000,000 units, each unit consisted of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock. The warrants have an exercise price of $1.00 and expire two years from the grant date.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,877,000
Warrants	2,000,000
Reserved shares at June 30, 2008	3,877,000

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of June 30, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

11.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of June 30, 2008, all potentially dilutive common stock equivalents amounted to 5,877,000 shares.

The following table illustrates the computation of basic and diluted net loss per share:

	For the	For the	For the	For the
	Six Month	Six Month	Three Month	Three Month
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator:
Net loss	$(1,812,651)	$(554,817)	(584,869)	(289,301)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	25,814,732	15,000,000	28,058,035	15,000,000
Basic and diluted net loss per share	$(0.07)	$(0.04)	(0.02)	(0.02)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

	For the	For the	For the	For the
	Six Month	Six Month	Three Month	Three Month
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Options to purchase shares of common stock	1,877,000	-	1,877,000	-
Warrants to purchase shares of common stock	2,000,000	-	2,000,000	-
Convertible preferred stock	2,000,000	-	2,000,000	-
Total	5,877,000	-	5,877,000	-

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the quarter ended June 30, 2008, we continued to market our software solution to targeted prospects. At the close of the quarter, we signed an agreement with Tishman Speyer to use our OneVision® software in its Southeast Region. Tishman Speyer is one of the leading owners, developers, operators, and fund managers of first-class real estate in the world, having managed a portfolio of assets since its inception of over 113 million square feet and more than 91,000 residential units in major metropolitan areas across the United States, Europe, Latin America and Asia.

During the quarter ended June 30, 2008, we completed a private placement with a limited number of accredited investors. Nevertheless, we will need to obtain additional operating capital during the balance of our 2008 fiscal year to fund continuing software development and to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success. Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing, or at all. Failure to obtain any such financing will result in our inability to effectuate our business plan. As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

In July 2007, the members (the “Members”) of ForgeHouse, LLC, a Georgia limited liability company (the “Operating Company”), entered into a Nonbinding Letter of Intent with Milk Bottle Cards, Inc. (“Milk Bottle”) (a non-operating public shell corporation), whereby the Members were to exchange their membership interests for Milk Bottle common stock and cash. On January 31, 2008, Milk Bottle and the Members entered certain agreements (the “Exchange Agreement”) that resulted in, among other items, the exchange of all of their membership interests in the Operating Company for 10,500,000 shares of common stock of Milk Bottle (approximately 37.5% of all outstanding common stock of the Company as of the closing of the exchange transaction). As a result of the exchange, the Operating Company became a wholly-owned subsidiary of Milk Bottle, which changed its name to ForgeHouse, Inc. (sometimes referred to as the “Resulting Company”).

For the Quarter and Six Months Ended June 30, 2008 in Comparison to the Quarter and Six Months Ended June 30, 2007.

Results of Operations

Financial statements for the quarter and six months ended June 30, 2007, contain information of both the Operating Company combined with GS Security Group, a variable interest entity; financial statements for the six months ended June 30, 2008, contain information of the Operating Company (through January 31, 2008, the date of the closing of the exchange transaction) and of the Resulting Company (combined with GS Security Group through February 2008, when a bank loan owed by the Operating Company was repaid.

Net Revenue

Net revenues for the three months ended June 30, 2008, decreased to $50,000 from $102,000 in the prior year, a decrease of approximately 51%. Revenues from the ASP service decreased by approximately 31%, while sales of hardware decreased by approximately 77%. One customer accounted for 63% and another for 16% of total net revenues for the three months ended June 30, 2008.

Net revenues for the six months ended June 30, 2008, decreased to $119,000 from $127,000 in the prior year, a decrease of approximately 7%. Revenues from the ASP service decreased by approximately 4%, while sales of hardware decreased by approximately 30%. One customer accounted for 73% and another for 13% of total net revenues for the six months ended June 30, 2008.

The decrease in revenues for the current periods in comparison to the prior periods was the result of one customer in the prior periods purchasing test licenses and hardware to support initial tests, which test purchases did not need to be repeated in the current periods.

Cost of Revenue

Cost of revenue primarily consists of Server Hosting Cost and Cost of Hardware purchased for resale. Cost of revenue for the three months ended June 30, 2008, decreased to $22,000 from $43,000 in the prior year. Cost of sales as a percentage of sales was 103% for the period ending June 30, 2008, and 156% for the prior period. The lower cost of revenue was due to reduced hardware sales, as described in Net Revenue, above.

Cost of revenue for the six months ended June 30, 2008, decreased to $45,000 from $57,000 in the prior year. Cost of sales as a percentage of sales was 103% for the period ending June 30, 2008, and 156% for the prior period. The lower cost of revenue was due to reduced hardware sales, as described in Net Revenue, above.

Operating Expenses

Total operating expenses for the three months ended June 30, 2008, increased to $534,000 from $139,000 in the prior year. For the six months ended June 30, 2008, operating expenses increased to $2,024,000 from $268,000. The expense breakdown is as follows:

	Three Months Ending June 30				Six Months Ending June 30
Operating Expenses	2008	2007	Var B(W)	Var B(W)	2008	2007	Var B(W)	Var B(W)
	$ 000	$ 000	$ 000%		$ 000	$ 000	$ 000%
Payroll related expenses	257	45	(212)	(472)%	489	98	(392)	(402)%
Professional fees	87	35	(52)	(149)%	328	45	(284)	(634)%
Depreciation and Amortization	11	9	(2)	(24)%	21	18	(2)	(14)%
Stock-based charges	107	0	(107)	N/A	1,014	0	(1,014)	N/A
General and Administrative	71	50	(21)	(42)%	172	107	(65)	(60)%
Total	534	139	(395)	(284)%	2,024	268	(1,757)	(656)%

*
Payroll related expenses were attributable to salaries, benefits, related taxes and group health insurance for our officers and employees. Payroll expenses for the quarter ending June 30, 2008, increased to $ 257,000 from $45,000 in the prior year. For the six months ended June 30, 2008, payroll expenses increased to $489,000 from $98,000. Substantially all of such increases were due to our hiring a Chief Technology Officer, Chief Strategic Officer and Vice President of Sales in late 2007 and a Chief Financial Officer in 2008. We anticipate that payroll expenses will continue to increase during the remainder of our current fiscal year, as our plan is to expand our sales and support staff in order to meet our growth targets.

*
Professional fees represent both accounting and legal fees. We anticipate that our professional fees will decrease during the balance of the fiscal year, as a material amount of professional service fees were incurred during the six months ended June 30, 2008, in connection with the January 31, 2008, exchange transaction and related filings with the Securities and Exchange Commission.

*
Depreciation and Amortization expenses represent depreciation of fixed assets over three years and amortization of software development over five years. We expect depreciation expenses to increase for the balance of this fiscal year as we acquire additional fixed assets for the use of an expected increasing number of employees.

*
Stock-Based Charges represent the amortization of stock options issued to management and certain of our other employees. Since the total option value is amortized over the vesting period, the charges were higher for the first quarter of 2008 because certain of the options vested on the date of grant. We anticipate that, during the balance of this fiscal year, stock-based charges will remain at a level commensurate with the three months ended June 30, 2008.

*
General and Administrative expenses are primarily comprised of Occupancy & Equipment, Travel & Entertainment, Printing & Stationary, Postage & Delivery, Office Supplies, and Fees. We expect these expenses to moderate during the balance of this fiscal year, as a major portion of the expenses to date related to the January 31, 2008, exchange transaction.

Other Expense

For the three months ended June 30, 2008 interest expense amounted to $34,000. For the six months ended June 30, 2008, interest expense amounted to $133,000 and was attributable to two notes payable. These notes were renegotiated in January 2008 as described in Liquidity and Capital Resources, below.

Net Loss

For the three months ended June 30, 2008, we reported a loss from operations of $584,000 (or a loss per share of $0.02), compared to $289,000 for the equivalent period in the prior year.

For the six months ended June 30, 2008, we reported a loss from operations of $1,813,000 (or a loss per share of $0.07), compared to $554,800 for the equivalent period in the prior year. The overall net loss increased in comparison with last year due to the increases in Operating Expenses described above, notwithstanding a one-time gain on restructuring of debt of $365,000 that was partially offset by stock-based charges of $1,014,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2008, we had a cash balance of $137,000 and a working capital deficit of $991,000. During the three months ended June 30, 2008, we completed a private placement of our restricted common stock with a limited number of accredited investors for gross proceeds of approximately $290,000. We also issued shares of our restricted common stock in exchange for the retirement of $45,000 of trade payables. Our balance sheet at June 30, 2008 reflects long-term notes payable of $1,120,000.

Net cash flows used by operating activities for the six months ended June 30, 2008 amounted to $1,484,000 and were primarily attributable to our net loss of $1,813,000, payment of an agreed-upon sum for interest and fees from a prior series of private financings of $369,000, and repayment of stockholder loans $92,000. Net cash flows used in investing activities for the six months ended June 30, 2008 amounted to $197,000 and were primarily used for the January 31, 2008, exchange transaction. Net cash flows provided by financing activities for the six months ended June 30, 2008, amounted to $1,818,000 and were primarily attributable to the $1,850,000 net proceeds of a Preferred Stock financing that closed in connection with the January 31, 2008, exchange transaction, and $290,000 in proceeds from the equity private placement, as offset by repayment of a short-term loan in the amount of $300,000, repayment of the Operating Company’s bank loan in the amount of $220,000, and a partial prepayment of the long-term loan in the amount of $58,000.

At June 30, 2008, we had cash of $137,000 which cash balance represented a net increase in cash during the six months ended June 30, 2008 of $140,000. Our cash balance as of December 31, 2007, was ($3,000). We have no currently planned material commitments for capital expenditures; however, other than our current cash, we presently have no other alternative source of operating capital, without which we may be unable to continue software development, to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success, or to have the capital necessary to fund our ongoing operations and obligations. Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing, or at all. Failure to obtain any such financing will result in our inability to effectuate our business plan. As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at June 30, 2008.

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

Revenue Recognition

We follow the guidance of the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 4. CONTROLS AND PROCEDURES

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

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report, we sold “equity securities” (as that term is defined in Section 3(a)(11) of the Securities Exchange Act of 1934, as amended) to two persons in exchange for the extinguishing of certain trade payables owed by us to such persons and to seven other persons for cash.

Debt to Equity Conversion

In connection with a subscription agreement, on June 6, 2008, we sold and issued 6,000 shares of our restricted common stock to an individual in exchange for $6,000 of trade payables owed by us to such individual for services previously rendered by said individual to us. The shares of common stock issued upon the conversion of the debt are subject to certain restrictions on resale. Until June 6, 2010, the individual may not sell, transfer or otherwise dispose of such shares, except as specifically provided in the subscription agreement.

In connection with a subscription agreement, on June 17, 2008, we sold and issued 39,812 shares of our restricted common stock to an individual in exchange for $39,812 of trade payables owed by us to such individual for services previously rendered by said individual to us. The shares of common stock issued upon the conversion of the debt are subject to certain restrictions on resale. Until June 17, 2009, the individual may not sell, transfer or otherwise dispose of 19,000 of such shares, except as specifically provided in the subscription agreement. Until June 17, 2010, the individual may not sell, transfer or otherwise dispose of 20,812 of such shares, except as specifically provided in the subscription agreement.

The issuances referenced above were made in reliance on Rule 505 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”). We believe that such exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the issuances were made to two persons, one of whom was an accredited individual and the other received applicable disclosure materials, and (iii) transfer of the shares of common stock is restricted in accordance with the requirements of the Securities Act (including the legending of the certificates representing the common stock issued pursuant thereto).

Stock Issued Pursuant to Certain Subscription Agreements

In connection with certain subscription agreements, on June 11, 2008, we sold to seven investors an aggregate of 244,022 shares of our restricted common stock at $1.19 per share in consideration of an aggregate of approximately $290,387 in cash.

The issuances referenced above were made in reliance on either Rule 506 of Regulation D or Rule 903 of Regulation S, each as promulgated by the Securities and Exchange Commission under the Securities Act. We believe that exemption under Regulation D was available for the issuances to certain of the investors because (i) no advertising or general solicitation was employed in offering the securities, (ii) the issuance was made to three persons, each of whom was an accredited investor, and (iii) transfer of the shares of common stock is restricted in accordance with the requirements of the Securities Act of 1933 (including the legending of the certificates representing the common stock issued pursuant thereto). We believe that the exemption under Regulation S was available for the issuances to the other investors because the sale of the common stock was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S. Further, we did not engage in any “directed selling efforts” (as defined in Regulation S) in the United States in connection with such sales. Each investor represented to us that such investor was not a “U.S. person” (as defined in Regulation S), and was not acquiring the common stock for the account or benefit of a U.S. person. The relevant subscription agreements included statements that the common stock had not been registered pursuant to the Securities Act and may not be offered or sold in the United States unless registered under the Securities Act or pursuant to an exemption therefrom. Each investor agreed : (i) to resell the common stock only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an exemption from registration thereunder; (ii) that we are required to refuse to register any resale of such common stock unless the transfer is made in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an exemption from registration thereunder; and (iii) not to engage in hedging transactions with regard to the common stock unless in compliance with the Securities Act. Certificates representing all of the common stock issued were endorsed with a restrictive legend confirming that the common stock had been issued pursuant to Regulation S and could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements thereof.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1*	Agreement and Plan of Exchange by and among Milk Bottle Cards, Inc., and certain members of ForgeHouse, LLC, dated January 31, 2008

2.2*	Capital Interest Purchase Agreement, by and among the Company and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated January 31, 2008

2.3*	Repurchase Agreement, by and between the Company and Nicole Milkovich, dated January 31, 2008

3.1*	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008

3.2	Bylaws, incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005

3.3*	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008

3.4*	Articles of Exchange, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008

10.1	2008 Incentive Plan, incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008

10.2*	Form on Incentive Stock Option Award Agreement under the 2008 Incentive Plan

10.3*	Form of Nonqualified Stock Option Award Agreement under the 2008 Incentive Plan

10.4*	Employment Agreement with John Britchford-Steel, dated as of January 31, 2008

10.5*	Employment Agreement with Jose Alonso, dated as of January 31, 2008

10.6*	Mutual Release, by and among the Company, ForgeHouse, LLC, and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated as of January 31, 2008

10.7*	Form of Lock-Up Agreement, dated as of January 31, 2008, by and between the Company and each of certain beneficial stockholders.

10.8*	Form of Subscription Agreement, dated as of January 31, 2008, by and between the Company and each of certain preferred stockholders.

10.9*	Form of Common Stock Purchase Warrant, dated as of January 31, 2008, by and between the Company and each of certain preferred stockholders.

10.10*	Promissory Note, in favor of Arngrove Group Holdings Ltd., dated as of January 31, 2008

10.11*	Promissory Note, in favor of After All Limited, dates as of January 31, 2008

10.12*	Subordination and Inter-creditor Agreement, by and among the Company, ForgeHouse, LLC, and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated as of January 31, 2008

10.13**	Employment Agreement with Jorge Vargas, dated as of February 15, 2008

10.14**/***	Service and Software License Agreement, dated April 15, 2007, by and between the Company and Securitas Security Services USA, Inc.

10.15**	Office Lease Agreement, by and between the Company and Wolff Atlanta Portfolio, LLC.

31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

* Incorporated by reference to the same Exhibit No. of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 7, 2008.
** Incorporated by reference to the same Exhibit No. of the Form 10-QSB filed by the Company with the Securities and Exchange Commission on May 20, 2008.
*** Portions omitted pursuant to a request for confidential treatment.
**** Filed herewith.

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGEHOUSE, INC.

By: /s/ John Britchford-Steel
August 14, 2008	John Britchford-Steel
Chief Executive Officer