Form 10QSB/A
period 2008-03-31
ForgeHouse, Inc.
filed 2008-08-18
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
FORM 10-QSB/A
QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

ForgeHouse, Inc.

Index to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

Combined Financial Statements of ForgeHouse, Inc.(a Nevada Corporation):

Combined Balance Sheet as of March 31, 2008	F-2

Combined Statements of Operations for Each of the Three Month Periods Ended March 31, 2008 and 2007	F-3

Combined Statements of Cash Flows for Each of the Each of the Three Month Periods Ended March 31, 2008 and 2007	F-4

Notes to Combined Financial Statements	F-6

ForgeHouse, Inc.

Combined Balance Sheet
March 31, 2008

ASSETS
Current assets:	Restated
Cash	$280,881
Accounts receivable - trade	21,052
Prepaid insurance	5,775
Escrowed funds	202,336

Total current assets	510,044

Equipment and capital leases, net of accumulated depreciation of $28,915	19,760

Software development costs, net of accumulated amortization of $104,000	69,333

Total assets	$599,137

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$652,132
Related party payable	28,767
Accrued payroll and related expenses	36,570
Accrued expenses	339,768
Accrued interest on notes payable	14,017
Current portion of obligations under capital leases	4,396
Notes payable - current	280,000

Total current liabilities	1,355,650

Obligations under capital leases	3,247

Notes payable, less current portion	1,120,000

Total liabilities	$2,478,897

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized and 2,000,000 shares issued as Series A Convertible preferred stock	-
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$2,000
Common stock, $.001 par value, 100,000,000 shares authorized, 28,000,000 shares issued and outstanding	28,000
Additional paid in capital	3,937,670
Accumulated deficit	(5,847,430)

Total stockholders' deficit	$(1,879,760)

Total liabilities and stockholders' deficit	$599,137

The accompanying notes are an integral part of the consolidated financial statements.

ForgeHouse, Inc.

Combined Statements of Operations
For Each of the Three Month Periods Ended March 31, 2008 and 2007

	For the
	Three Month Period Ended March 31,
	2008
	Restated	2007
Service contract revenue	$46,128	$21,396
Product revenue	22,686	3,874
Net revenues	68,814	25,270
Operating expenses:
Costs of revenues	22,896	14,150
Software development costs	46,857	65,472
Payroll related expenses	232,280	52,611
Professional fees	240,221	9,648
Depreciation and amortization	9,441	9,127
Stock based charges	907,285	-
General and administrative	101,664	57,562

Total operating expenses	1,560,644	208,570

Loss from operations	(1,491,830)	(183,300)
Other expense:
Interest expense	(101,786)	(82,216)
Other expense	-	-
Total other expense	(101,786)	(82,216)
Loss before extraordinary item, net of income taxes	(1,593,616)	(265,516)

Gain on restructuring of debt	365,834	-

Net Loss	$(1,227,782)	$(265,516)

Loss per share - basic and diluted

Loss per share, before extraordinary item	$(0.07)	$(0.02)

Net loss per share	$(0.05)	$(0.02)

Weighted average shares outstanding	23,571,429	15,000,000

The accompanying notes are an integral part of the consolidated financial statements.

ForgeHouse, Inc.

Combined Statements of Cash Flows
For Each of the Three Month Periods Ended March 31, 2008 and 2007

	Three Month Period Ended March 31,
	2008
	Restated	2007
Cash flows used in operating activities:
Net loss	$(1,227,782)	$(265,516)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	774	461
Amortization of software development costs	8,667	8,667
Gain on restructure of debt	(365,834)	-
Amortization of stock based charges	907,284	-
Decrease (increase) in assets:
Escrowed funds	(195,222)	-
Accounts receivable - trade	21,270	(4,797)
Prepaid expenses and other current assets	1,277	790
Inventory	-	(6,549)
Increase (decrease) in liabilities:
Accounts payable - trade	(3,530)	56,399
Accrued interest on debt	(280,602)	81,501
Accrued expenses	154,964	(6,644)
Accrued payroll	9,372	-
Related party payable	(91,792)	-

Cash used in operating activities	(1,061,154)	(135,688)
Cash flows used in investing activities:
30% purchase of ForgeHouse LLC	(171,430)	-
Recapitalization of Milk Bottle Cards Inc. - reverse merger	(8,860)	-
Acquisition of equipment	(6,411)	-

Cash used in investing activities	(186,701)	-
Cash flows provided by financing activities:
Proceeds from the issuance of related party debt	(300,000)	-
Payments on debt	(206,591)	-
Proceeds from the sale of preferred A stock	2,100,000	-
Proceeds from owners	-	149,763
Purchase and retirement of stock	(50,000)	-
Payment on capital lease	(1,017)	-
Dissolution of variable interest entity	(3,944)	-
Net increase (decrease) in bank overdrafts	(9,712)	(14,075)

Cash provided by financing activities	1,528,736	135,688

Net increase (decrease) in cash	280,881	-

Cash at beginning of period	-	-

Cash at end of period	$280,881	$-

The accompanying notes are an integral part of the consolidated financial statements.

ForgeHouse, Inc.

Combined Statements of Cash Flows
For Each of the Three Month Periods Ended March 31, 2008 and 2007

Supplemental Disclosure of Cash Flow Information

	Three Month Period Ended March 31,
	2008
	Restated	2007
Cash paid during the fiscal years for:
Interest	$383,235	$8,415
Income taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company includes in software development expense those costs related to the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives;
•	Testing in search for, or evaluation of, product or process alternatives;
•	Modification of the formulation or design of a product or process; and
•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Future amortization of the software development costs is as follows for the years ended March 31:

2008	$34,667
2009	34,666
2010 and thereafter	-

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

As of March 31, 2008, the Company had outstanding stock options and warrants that can be converted into3,877,000 shares of common stock. The exercise price of the warrants and options is less than the market price of shares of the Company's common stock at March 31, 2008, and therefore, the options and warrants would have an anti dilutive effect and, therefore, are not included in diluted loss per share

Cash

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

Equipment

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. When equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During the three month periods ended March 31, 2008 and 2007, the Company did not dispose of any equipment. The estimated useful lives of computer and office equipment are as follows:

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

3.  Variable Interest Entity

The Company, in 2002, received advances of funds from GS Security (the "Variable Interest Entity" or "VIE") to fund start up working capital needs, the ongoing costs incurred in the development of its OneVision® software system and the repayment of certain loans to a ForgeHouse Member, who is also a related party of both entities (Note 9 - Related Party Transactions). The source of the funds provided by GS Security came from its own debt financing entered into in May 2002. The GS Security borrowing was in the form of a $456,000 Small Business Administration guaranteed loan (the "SBA Loan") from the North Atlanta National Bank (the "Lender"). Two individuals, that are the only Members of ForgeHouse's managing Member, are also the only Members of GS Security (Note 9 - Related Party Transactions). GS Security over time wound down its day to day operations, sold its operating business in 2004 and used the proceeds from the business sale to in part fund ForgeHouse. GS Security, since the business sale in 2004, did not have ongoing operations. GS Security, as of March 31, 2008, had no assets or liabilities as a result of the SBA Loan being satisfied in February 2008 (Note 7 - Debt). GS Security was dependent upon ForgeHouse, which is not a guarantor of the SBA Loan, and its managing Members' two Members, who are guarantors on the SBA Loan, to make the required SBA Loan payments.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

3. Variable Interest Entity, Continued

The Company determined its debt servicing of the GS Security's SBA loan required GS Security to be recognized as a variable interest entity as defined in FIN 46R. The Company has concluded that it was the primary beneficiary and, as a result, the Company the financials of GS Security with it as of January 1, 2005. To date, the Company has expensed all of the funds it has advanced to service the SBA Loan, as the eventual collection of these advances between the Company and GS Security was considered unlikely. There are no transactions other than those described above by GS Security since the Company’s adoption of FIN 46R that meet the criteria for reporting. The combination of GS Security with the Company did not materially affect the Company’s operating results or its financial condition. The three month period ended March 31, 2008 is the first period for which GS Security is no longer combined with ForgeHouse Inc., as a result of the satisfaction of the SBA Loan in February 2008 (Note 7 - Debt). To maintain consistency, the statement of operation for the three month period ended March 31, 2007 does not include the operations of the VIE.

4.  Accounts Receivable - Trade

Accounts receivable - trade is comprised of the following at March 31, 2008:

Accounts receivable - trade	$21,052
Allowance for doubtful accounts receivable	-
Accounts receivable - trade, net	$21,052

The Company did not provide for an allowance for doubtful accounts as of March 31, 2008. The accounts receivable - trade account as of March 31, 2008 (and also those that arise from future operations) were pledged as security as part of the Company's loans with the private and commercial lenders (Note 7 - Debt).

5. Equipment

Equipment, net is comprised of the following at March 31, 2008:

Computer equipment	$31,843
Office equipment	1,337
Computer equipment not yet placed in service	6,411
Equipment held under capital lease	9,085
Total equipment	48,676
Less: accumulated depreciation	(28,915)
Equipment, net	$19,761

Depreciation expense amounted to $774 and $461 for the three month periods ended March 31, 2008 and 2007, respectively. All of the equipment was pledged as security in conjunction either with the Company's loans with the bank (at March 31, 2007) or the private lender (Note 7 - Debt).

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

6. Obligations under Capital Leases

The Company leases certain equipment under a capital lease. The equipment under such capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment. Equipment held under lease payments included in the Balance Sheet as capital lease, net was $9,085 at March 31, 2008. Accumulated depreciation of the leased equipment at March 31, 2008 was approximately $379. Depreciation of assets under such capital lease is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2008, are as follows:

Year Ending
March 31	Amount
2009	$5,101
2010	3,400
2011	-
Thereafter	-
Total minimum lease payments	8,501
Less: amount representing interest	(858)
Present value of net minimum lease payments	7,643
Less: current maturities of capital lease obligations	(4,396)
Long-term capital lease obligations	$3,247

7. Debt

Current portion of Long Term Debt

Current portion of long term debt, secured and unsecured, consists of the following at March 31, 2008:

Current portion of long term debt, unsecured, consists of the following at March 31, 2008:	$40,000
Current portion of long term debt, secured, consists of the following at March 31, 2008:	$240,000
Total current portion of long term debt at March 31, 2008	$280,000

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

7. Debt, Continued

Long Term Debt

Long Term Debt, unsecured
Long term loan that was restructured and re-written as of January 31, 2008 with a principal amount of $200,000 that accrues interest at a rate of 6% per annum until maturity and 8% after maturity, with payments of $40,000 due every six months beginning December 31, 2008 until and including December 31, 2010. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.	$200,000
Less current portion of unsecured debt	(40,000)
Long term debt, unsecured, as of March 31, 2008	$160,000
Long Term Debt, Secured
Long term loan that was restructured and re-written as of January 31, 2008 with a principal amount of $1,200,000, that accrues interest at a rate of 6% per annum and is secured by substantially all of the assets of the Company. The note calls for principal payments of $240,000 commencing on December 31, 2008 and continuing every six months until and including December 31, 2010. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.	$1,200,000
Less current portion	(240,000)
Long term debt, secured, as of March 31, 2008	$960,000
Total long term debt at March 31, 2008	$1,120,000

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

The accompanying financial statements as of March 31, 2008 have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of March 31, 2008, the Company’s current liabilities exceeded its current assets by $845,606 and its total liabilities exceeded its total assets by $1,879,760. The Company also has substantial debt that was restructured in January 2008 (Note 7 - Debt). These factors raise substantial doubt about the Company's ability to continue as a going concern. During 2008, management intends to raise additional debt and/or equity financing to fund future operations, ongoing software development costs and debt retirement needs. The Company’s marketing plan is to assist its licensees and to promote the expand acceptance and use of its OneVision®product, and to develop additional applications in industries where there is significant anticipated demand requirements. Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings from a related party or lending institutions or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

10.      Equity Transactions, Continued

Options Activity

A summary of the option activity as of March 31, 2008, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	-	-	-	-
Granted	1,877,000	$1.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2008	1,877,000	$1.00	7.09	$741,800
Exercisable at March 31, 2008	727,000	$1.01	7.85	$281,800

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

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,877,000
Warrants	2,000,000
Reserved shares at March 31, 2008	3,877,000

11.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of March 31, 2008, all potentially dilutive common stock equivalents amounted to 5,877,000 shares.

ForgeHouse, Inc.

Notes to the Combined Financial Statements
As of March 31, 2008 and
For Each of the Three Month Periods Ended March 31, 2008 and 2007

11.      Earnings Per Share, Continued

The following table illustrates the computation of basic and diluted net loss per share:

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2008	March 31, 2007
	Restated
Numerator:
Net loss	$(1,227,782)	$(265,516)
Denominator:

Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	23,571,429	15,000,000
Basic and diluted net loss per share	$(0.05)	$(0.02)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2008	March 31, 2007
Options to purchase shares of common stock	1,877,000	-
Warrants to purchase shares of common stock	2,000,000	-
Convertible preferred stock	2,000,000	-
Total	5,877,000	-

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

Cost of Revenues

Cost of revenues for the three months ended March 31, 2008, decreased to $69,000 from $80,000 in the prior year. Cost of revenues primarily consists of Server hosting cost and cost of Hardware purchased for resale. Cost of sales as a percentage of sales is 91% for the period ending March 31, 2008, and 315% for the prior period.

Operating Expenses

Total operating expenses for the three months ended March 31, 2008, increased to $1,491,000 from $129,000 in the prior year. The expense breakdown is as follows:

Operating Expenses	2008	2007	Var B(W)	Var B(W)
	$ 000	$ 000	$ 000%
Payroll related expenses	232	53	(180)	(342)%
Professional fees	241	10	(231)	(2,396)%
Depreciation and Amortization	9	9	(0)	(3)%
Stock-based charges	907	0	(907)	N/A
General and Administrative	101	58	(44)	(76)%
Total	1,491	129	(1,362)	(1,056)%

*
Payroll expenses were attributable to salaries, benefits, related taxes and group health insurance to our officers and employees. We anticipate that payroll expenses will increase during the remainder of our current fiscal year. Our plan is to expand the sales and support staff in order to meet our growth targets.

*
Professional fees represent both accounting and legal fees. We anticipate that our professional fees will decrease during the balance of the fiscal year, as a material amount of professional service fees were incurred during the three months ended March 31, 2008, in connection with the exchange transaction and the related filings with the Securities and Exchange Commission.

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

Net Loss

We reported a loss from operations of $1,228,000 for the three months ended March 31, 2008, compared to $266,000 for the prior year, or a net loss per share of $.05. The overall net loss increased in comparison with last year due to the stock-based charges of $907,000 and increases in Operating Expenses described above, notwithstanding a one-time gain on restructuring of debt of $365,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2008, we had a cash balance of $483,000 and a working capital deficit of $842,000. During the three months ended March 31, 2008, as a result of the Preferred Stock Financing, we funded our operations and repaid certain obligations. Our balance sheet at March 31, 2008 reflects long-term notes payable of $1,120,000. In January 2008, we amended the terms and provisions of these notes. In connection with such amendments, the holders thereof waived an aggregate of $366,000 in accrued interest and reduced the interest rates from 10% and 20% to 6% per year. All principal and accrued interest thereon will mature beginning December 2008. Additionally the debt holders waived any default that had occurred.

Net cash flows used in operating activities for the three months ended March 31, 2008 amounted to $1,061,000 and were primarily attributable to our net loss of $488,000, payment of an agreed-upon sum for interest and fees from a prior series of private financings $369,000, and repayment of stockholder loans $92,000. Net cash flows used in investing activities for the three months ended March 31, 2008 amounted to $187,000 and were primarily used for the exchange agreement described above. Net cash flows provided by financing activities for the three months ended March 31, 2008, amounted to $1,529,000 and were primarily attributable to the $1,850,000 net proceeds of the Preferred Stock Financing, as offset by repayment of a short-term loan in the amount of $300,000, and repayment of SBA bank loan $220,000.

At March 31, 2008, we had cash of $483,000, which represented a net increase in cash during the three months ended March 31, 2008 of $486,000. The cash as of December 31, 2007, was ($3,000). We have no currently planned material commitments for capital expenditures; however, other than our current cash, we presently have no other alternative source of operating capital, without which we may be unable to continue software development, to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success, or to have the capital necessary to fund our ongoing operations and obligations. Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing. Failure to obtain any such financing will result in our inability to effectuate our business plan. As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with his employment agreement, effective February 15, 2008, we granted to Mr. Jorge Vargas a 5-year incentive stock option to purchase up to 350,000 shares of our common stock at an exercise price of $1.00. This option vested and became exercisable as to 50,000 shares on the date of grant. The remainder of this option vests and becomes exercisable as to (i) 100,000 shares on February 15, 2009, (ii) 100,000 shares on February 15, 2010, and (iii) the remaining 100,000 shares on February 15, 2011, assuming that Mr. Vargas is employed by us as of such dates. We also granted Mr. Vargas a 10-year nonqualified stock option to purchase up to 400,000 shares of our common stock at an exercise price of $1.00. This option vests and becomes exercisable as to (i) 133,333 shares on February 15, 2009, (ii) 133,333 shares on February 15, 2010, and (iii) the remaining 133,334 shares on February 15, 2011, assuming that Mr. Vargas is employed by us as of such dates.

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

FORGEHOUSE, INC.

By: /s/ John Britchford-Steel
August 15, 2008	John Britchford-Steel
Chief Executive Officer