Form 10-Q
period 2008-09-30
ForgeHouse, Inc.
filed 2008-11-14
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,289,834 shares of common stock issued and outstanding at November 14, 2008.

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

FORGEHOUSE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

ForgeHouse, Inc.
Combined Financial Statements

As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

ForgeHouse, Inc.
Index to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

Combined Financial Statements of ForgeHouse, Inc. (a Nevada Corporation):

Combined Balance Sheet as of September 30, 2008	2

Combined Statements of Operations for Each of the Three- and Nine-Month Periods Ended September 30, 2008 and 2007	3

Combined Statements of Cash Flows for Each of the Nine-Month Periods Ended September 30, 2008 and 2007	4

Notes to Combined Financial Statements	6

ForgeHouse, Inc.
Combined Balance Sheet
September 30, 2008

	As of	As of
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Accounts receivable - trade	$35,148	$42,323
Inventory	7,701	-
Prepaid insurance	7,354	7,052
Escrowed funds	-	7,114
Total current assets	50,203	56,489
Equipment, net of accumulated depreciation of $35,108 and $28,142, respectively	26,067	14,123
Software development costs, net of accumulated amortization of $121,333 and $95,333	52,000	78,000
Deposit	3,623	-
Total assets	$131,893	$148,612
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$14,483	$9,712
Accounts payable - trade	859,198	655,662
Related party payable	28,767	120,559
Accrued payroll and related expenses	145,844	27,198
Accrued expenses	6,654	184,805
Accrued interest on notes payable	56,070	648,029
Current portion of obligations under capital leases	4,676	4,262
Deferred revenue	6,975	-
Related party notes payable - current	-	580,000
Notes payable - current	560,000	149,657
Total current liabilities	1,682,667	2,379,884
Obligations under capital leases	837	4,398
Related party notes payable, less current portion	-	1,120,000
Notes payable, less current portion	781,938	-
Total liabilities	$2,465,442	$3,504,282
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized and 2,000,000 shares issued as Series A Convertible preferred stock	-	-
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$2,000	-
Common stock, $.001 par value, 100,000,000 shares authorized, 28,289,834 shares issued and outstanding	28,290	$15,000
Additional paid in capital	4,487,220	1,248,978
Accumulated deficit	(6,851,059)	(4,619,648)
Total stockholders' deficit	$(2,333,549)	$(3,355,670)
Total liabilities and stockholders' deficit	$131,893	$148,612

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

	For the Nine Month		For the Three Month
	Period Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Service contract revenue	$139,678	$123,714	$53,062	$46,759
Product revenue	40,078	54,440	7,734	3,958
Net revenues	179,756	178,154	60,796	50,717
Operating expenses:
Costs of revenues	65,801	62,580	20,616	5,163
Software development costs	127,146	248,840	34,682	58,142
Payroll related expenses	666,578	163,533	177,154	65,987
Professional fees	374,472	79,909	47,773	36,782
Depreciation and amortization	32,967	27,382	12,229	9,127
Stock based charges	1,120,937	-	106,826	-
General and administrative	231,003	154,217	58,401	45,280
Total operating expenses	2,618,904	736,461	457,681	220,481
Loss from operations	(2,439,148)	(558,307)	(396,885)	(169,764)
Other expense:
Interest expense	(157,135)	(247,706)	(21,790)	(81,432)
Other expense	(161)	-	(84)	-
Total other expense	(157,296)	(247,706)	(21,874)	(81,432)
Loss before extraordinary item	(2,596,444)	(806,013)	(418,759)	(251,196)
Gain on restructuring of debt	365,834	-	-	-
Net loss before income taxes	(2,230,610)	(806,013)	(418,759)	(251,196)
State income taxes	800	-	-	-
Net loss after taxes	$(2,231,410)	$(806,013)	$(418,759)	$(251,196)
Loss per share - basic and diluted
Loss per share, before extraordinary item	$(0.10)	$(0.05)	$(0.01)	$(0.02)
Net loss per share	$(0.08)	$(0.05)	$(0.01)	$(0.02)
Weighted average shares outstanding	26,645,788	15,000,000	28,289,384	15,000,000

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.
Combined Statements of Cash Flows
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

	For the Nine Month
	Period Ended September 30,
	2008	2007
Cash flows used in operating activities:
Net loss	$(2,231,410)	$(806,013)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	6,967	1,382
Amortization of software development costs	26,000	26,000
Gain on restructure of debt	(365,834)	-
Contribution of AMEX miles	-	6,652
Amortization of stock based charges	1,120,937	-
Decrease (increase) in assets:
Escrowed funds	7,114	83,167
Accounts receivable - trade	(82,825)	4,502
Prepaid expenses and other current assets	(302)	790
Inventory	(7,701)	(8,812)
Deposit	(3,623)	-
Increase (decrease) in liabilities:
Accounts payable - trade	249,336	156,084
Accrued interest on debt	(238,550)	246,172
Accrued expenses	(178,151)	124,149
Accrued payroll	118,645	(6,334)
Deferred revenue	96,975	-
Related party payable	(91,792)	43,521

Cash used in operating activities	(1,574,214)	(128,740)
Cash flows used in investing activities:
30% purchase of ForgeHouse LLC	(171,430)	-
Recapitalization of Milk Bottle Cards Inc. - reverse merger	(8,860)	-
Acquisition of equipment	(18,911)	-

Cash used in investing activities	(199,201)	-
Cash flows provided by financing activities:
Payments of notes payable	(264,653)	-
Payments on related party debt	(300,000)	-
Proceeds from the sale of preferred A stock	2,100,000	-
Issuance of common shares for cash	290,388	-
Proceeds from owners	-	194,291
Purchase and retirement of stock	(50,000)	-
Payment on capital lease	(3,147)	-
Dissolution of variable interest entity	(3,944)	(44,835)
Net increase (decrease) in bank overdrafts	4,771	(20,716)

Cash provided by financing activities	1,773,415	128,740

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.
Combined Statements of Cash Flows
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

Supplemental Disclosure of Cash Flow Information

	Period Ended September 30,
	2008	2007
Cash paid during the fiscal years for:
Interest	$-	$-
Income taxes	$800	-

Non-Cash Transactions
Contribution of accrued services by owners:
Accrued expenses	-	$54,000
Additional paid in capital	-	$(54,000)

Issuance of shares in satisfaction of accounts payable:
Accounts payable	$45,800	-
Common stock	$(46)	-
Additional paid in capital	$(45,754)	-

The accompanying notes are an integral part of the combined financial statements.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

1.	Description of the Company's Business

Nature of Operations

ForgeHouse, Inc. (the “Company”) (formerly Milk Bottle Cards, Inc) is currently engaged in the sale of and development of ongoing enhancement to OneVision®, its proprietary software system. The Company’s OneVision® system is a web based application that offers a virtual command and control system for certain compliance, physical security, and maintenance applications.

Basis of Presentation

The Company was incorporated under the laws of the state of Nevada in November 2004 for the purpose of producing, distributing, and marketing a collection of greeting cards. ForgeHouse, LLC (“ForgeHouse”) (a Georgia LLC) was formed in the state of Georgia in June 2002 for the purpose of developing and selling physical security industry applications and software. ForgeHouse operated through April 2007 as a company in the development stage.

In July 2007, the members (the “Members”) of ForgeHouse, LLC, a Georgia limited liability company (the “Operating Company”), entered into a Nonbinding Letter of Intent with Milk Bottle Cards, Inc. (“Milk Bottle”) (a non-operating public shell corporation), whereby the Members were to exchange their membership interests for Milk Bottle common stock and cash. On January 31, 2008, Milk Bottle and the Members entered certain agreements (the “Exchange Agreement”) that resulted in, among other items, the exchange of all of their membership interests in the Operating Company for 10,500,000 shares of common stock of Milk Bottle (approximately 37.5% of all outstanding common stock of the Company as of the closing of the exchange transaction). As a result of the exchange, the Operating Company became a wholly-owned subsidiary of Milk Bottle, which changed its name to ForgeHouse, Inc. (sometimes referred to as the “Resulting Company”). For accounting purposes, the transaction is considered a “reverse merger” under which ForgeHouse is considered the acquirer of the Company. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of the Company, while the historical results are those of ForgeHouse, but they were retroactively restated (a recapitalization) for the equivalent number of shares received by the Company in the exchange transaction. Earnings per share for the periods prior to the exchange transaction have been restated to reflect the number of equivalent shares received by the ForgeHouse members. The ForgeHouse members as a result of the exchange transaction own approximately 35% of the Company.

Principles of Combination

The combined financial statements include the accounts of the Company and its wholly owned subsidiary, ForgeHouse. All significant transactions among the combined entities have been eliminated upon combination.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

1.	Description of the Company's Business, Continued

Interim financial Statements

The accompanying unaudited combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to the audited financial statements and footnotes thereto of ForgeHouse as of December 31, 2007, and the results of operations for the two years then ended, which are included as attachments to the Form 8-K/A filed on April 24, 2008.

2.	Summary of Significant Accounting Policies

Transition from Development Stage Operations and the Start of Ongoing Operations

In April 2007, ForgeHouse entered into a licensing agreement with a national physical security industry provider (the "Licensee"). In this licensing agreement, ForgeHouse granted an exclusive license to the Licensee for the use, marketing and distribution rights to OneVision® software for use by the Licensee in its own physical security service operations and the right to sub-lease OneVision® to all non-governmental physical security service entities in the United States. The execution of this agreement marked ForgeHouse’s transition from the development stage to ongoing operations. Accordingly, ForgeHouse’s operations in 2007 do not reflect inception-to-date information nor was it treated as an entity in the development stage.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

The Company recognizes revenue from monthly access fees charged to customers for access to the Company's OneVision® software as well as certain related licensee hardware sales, technical support fees, applications programming, and training services.

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

Escrowed Funds

The Company had funds from the Exchange Agreement that were held in escrow. These funds had been classified as "Escrowed funds" - a current asset in the accompanying Balance Sheet. There were no escrowed funds remaining at September 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense, and other factors. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk

At September 30, 2008, the Company had $- on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank.

Software Development Costs

The Company accounts for development costs related to software products to be sold, leased, or otherwise marketed in accordance with FASB SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company's software was available July 1, 2003, for general release, approximately seven months after the establishment of technological feasibility and, accordingly, the Company capitalized certain software development costs incurred during that period. SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development. During the three and nine month periods ended September 30, 2008 and 2007, the Company did not capitalize any software development costs. The Company capitalized $173,333 in software development costs as of September 30, 2008. The Company expensed $34,682, $127,146, $123,614 and $248,840 as research and development expense during the three- and nine-month periods ended September 30, 2008 and 2007, respectively.

In accordance with SFAS No. 2, the costs the Company incurs to enhance its existing products are expensed in the period they are incurred and included in software development costs in the statements of operations.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the straight-line method over the software product's economic useful life. Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately. During the three- and nine-month periods ended September 30, 2008 and 2007, amortization of software development costs totaled $8,667, $26,000, $8,667 and $26,000, respectively.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Management has concluded that the software development costs have no residual value and a five-year period of amortization, with the amortization period starting with the first general sale of the product after the beta site. This occurred in April 2005.

The Company includes in software development expense those costs related to the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives;
•	Testing in search for, or evaluation of, product or process alternatives;
•	Modification of the formulation or design of a product or process; and
•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Future amortization of the software development costs is as follows for the 12 months ended September 30:

2009	$34,667
2010	17,333

Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (FAS 157). In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as the consideration of counterparty credit risk in its assessment of fair value.

The adoption of this statement did not have a material impact on our combined results of operations and financial condition. The carrying values of our cash, cash equivalents, and marketable securities, carried at fair value as of September 30, 2008, are classified in the table below in one of the three categories described above:

Fair Value Measurements at September 30, 2008
	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$-	-	-	$-
Escrowed Funds	-	-	-	-
Cash, Cash Equivalents and Escrowed Funds	$-	-	-	$-

Basic and Diluted Loss Per Share

In accordance with FASB Statement No. 128, Earnings per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjusts the amount of net loss used in this calculation for preferred stock dividends declared during the period, if any.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

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

The following data shows the amounts used in computing basic loss per share for the three- and nine-month periods ended September 30, 2008 and 2007.

As of September 30, 2008, the Company had issued and outstanding common stock equivalents comprised of common stock options and warrants that can be converted into 3,877,000 shares of common stock. As of September 30, 2007, there were no common stock equivalents issued and outstanding.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2008, the Company had no cash or cash equivalents.

Accounts Receivable - Trade and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on its historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Based on the Company's status as a development stage company until 2007 and past level of sales, the Company has not experienced any accounts receivable that could not be collected, and as such, the allowance for doubtful accounts is zero at September 30, 2008. As the Company expands, it fully expects the allowance for doubtful accounts to increase from zero.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. The Company buys and resells hardware as necessary, but does not carry inventory on-hand for extended periods of time, and had only five PDA's for resale on-hand at September 30, 2008. Inventory was $7,701 at September 30, 2008.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Prepaid Expenses

The Company's prepaid expenses consist mainly of amounts paid for annual insurance contracts. The amounts are expensed ratably over the term of the contract.

Equipment

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. When equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During the three- and nine-month periods ended September 30, 2008 and 2007, the Company did not dispose of any equipment. The estimated useful lives of computer and office equipment are as follows:

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

The Company has entered into an operating lease agreement for its corporate office, which contains provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent.” Deferred rent was not material at September 30, 2008.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. The factors considered by management in performing this assessment include current operating results and trends and prospects, as well as the effects of obsolescence and economic factors.

Deferred Revenue - Amounts Billed in Advance

The Company recognizes revenue as earned. Amounts billed in advance of the period in which service is rendered will be recorded as a liability under “Deferred revenue.” The Company had $6,975 of deferred revenue at September 30, 2008.

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

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

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

ForgeHouse determined its debt servicing of the GS Security's SBA loan required GS Security to be recognized as a variable interest entity as defined in FIN 46R. ForgeHouse concluded that it was the primary beneficiary and, as a result, combined its financial operating results with those of GS Security from January 1, 2005 through January 31, 2008. The combination of GS Security with ForgeHouse did not materially affect its operating results or its financial condition. As of September 30, 2008, GS Security is no longer combined with the Company as a result of the satisfaction of the SBA Loan in February 2008 (Note 7 - Debt). For consistency, the balance sheet as of December 31, 2007 and the statement of operations for the three- and nine-month periods ended September 30, 2008 and 2007 do not include the operations of the variable interest entity.

ForgeHouse, Inc.
Notes to the Combined Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

3.	Variable Interest Entity, Continued

Reconciliation of Balance Sheet Presented to Consolidated Balance Sheet as Filed

A reconciliation of the balance sheet shown above to the consolidated balance sheet, which was filed in an 8-K/A on April 22, 2008, is as follows:

	Per Balance	Per Balance	Consolidated
	Sheet Shown	Sheet of VIE	Balance Sheet
	Above as of	As of	As of
	December 31,	December 31,	December 31,
	2007	2007	2007
ASSETS
Current assets:
Accounts receivable - trade	$42,323	-	$42,323
Prepaid insurance	7,052	-	7,052
Escrowed funds	7,114	-	7,114
Total current assets	56,489	-	56,489
Equipment, net of accumulated depreciation of $28,142	14,123	-	14,123
Software development costs, net of accumulated amortization $95,333	78,000	-	78,000
Total assets	$148,612	-	$148,612
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$9,712	-	$9,712
Accounts payable - trade	655,662	-	655,662
Related party payable	120,559	-	120,559
Accrued payroll and related expenses	27,198	-	27,198
Accrued expenses	184,805	-	184,805
Accrued interest on notes payable	648,029	$12,424	660,453
Current portion of obligations under capital leases	4,262	-	4,262
Related party notes payable - current	580,000	-	580,000
Notes payable - current	149,657	56,934	206,591
Total current liabilities	2,379,884	69,358	2,449,242
Obligations under capital leases	4,398	-	4,398
Related party notes payable, less current portion	1,120,000	-	1,120,000
Total liabilities	$3,504,282	$69,358	$3,573,640
Commitments and contingencies

Stockholders' deficit:
Additional paid in capital	$1,263,978	-	1,263,978
Accumulated deficit	(4,619,648)	$(69,358)	(4,689,006)
Total stockholders' deficit	$(3,355,670)	$(69,358)	$(3,425,028)
Total liabilities and stockholders' deficit	$148,612	-	$148,612

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

4.	Accounts Receivable - Trade

Accounts receivable - trade is comprised of the following at September 30, 2008:

Accounts receivable - trade	$35,148
Allowance for doubtful accounts receivable	-
Accounts receivable - trade, net	$35,148

The Company did not provide for an allowance for doubtful accounts as of September 30, 2008 as all open account balances were determined to be collectible. The accounts receivable - trade account as of September 30, 2008 (and also those that arise from future operations) are pledged as security as part of the Company's loans with the private and commercial lenders (Note 7 - Debt).

5.	Equipment

Equipment, net is comprised of the following at September 30, 2008:
Computer equipment	$42,302
Office furniture	2,397
Office equipment	8,667
Equipment under capital lease	7,809
Total equipment	61,175
Less: accumulated depreciation	(35,108)
Equipment, net	$26,067

Depreciation expense amounted to $3,562, $6,967, $461 and $1,382 for the three and nine month periods ended September 30, 2008 and 2007, respectively. All of the equipment with a net book value of $26,067 was pledged as security for the Company's loans two loans with the private lender (Note 7 - Debt).

6.	Obligations under Capital Lease

The Company leases certain equipment under a capital lease. The equipment under such capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment. Equipment held under capital leases is included in the Balance Sheet as equipment, net was $7,809 at September 30, 2008. Accumulated depreciation of the leased equipment at September 30, 2008 was $2,271. Depreciation of assets under such capital lease is included in depreciation expense.

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

6.	Obligations Under Capital Lease, Continued

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2008, are as follows:

Twelve Months
Ending
September 30	Amount
2009	$5,101
2010	850
Total minimum lease payments	5,951
Less: amount representing interest	(438)
Present value of net minimum lease payments	5,513
Less: current maturities of capital lease obligations	4,676
Long-term capital lease obligations	$837

7.	Debt

Debt as of September 30, 2008 is comprised of the following:

Debt, unsecured

There is one unsecured debt that was restructured and re-written as of January 31, 2008, with principal amount of $200,000 that accrues interest at a rate of 6% per annum until maturity and 8% after maturity, with payments of $40,000 due every six months beginning December 31, 2008 until and including December 31, 2010. This note must be prepaid in whole or in part as part of the closing of any equity or debt financing of the Company in the amount equal to 20% of the net funding received or the remaining loan balance, whichever is less.

Debt, unsecured as of September 30, 2008	$200,000
Less: current portion of the unsecured debt	(80,000)
Long term portion of the debt, unsecured, as of September 30, 2008	$120,000

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

7.	Debt, Continued

Debt

There is one secured debt that was restructured and re-written as of January 31, 2008 with a principal amount of $1,200,000, that accrues interest at a rate of 6% per annum. The promissory note calls for principal payments of $240,000 commencing on December 31, 2008, and continuing every six months until and including December 31, 2010. This note must be prepaid in whole or in part of the closing of any equity or debt financing of the Company in the amount equal to 20% of the net funding received or the remaining loan balance, whichever is less.

Debt, as of September 30, 2008	$1,141,938
Less: current portion	(480,000)
Long term portion of the debt, as of September 30, 2008	$661,938

Total long term debt, at September 30, 2008	$781,938

Short Term Notes Payable - Secured

North Atlanta National Bank - Small Business Administration Guaranteed Loan

On August 19, 2002, the variable interest entity entered into a loan agreement with North Atlanta National Bank (the "Lender"), which was guaranteed by the Small Business Administration (the "SBA Loan"). The SBA Loan had a face value of $456,000 with a variable interest rate based on the Wall Street Journal prime rate plus 2.75% per annum. The SBA Loan required monthly payments of $6,331 and originated in August 2002 with all unpaid principal and interest due at maturity in August 2010. The amount of the monthly SBA Loan payment was subject to annual payment adjustment each August to provide for the ratable amortization over the remaining term of the loan. The interest rate at September 30, 2007 was 11.0% and at February 5, 2008 (the date the note was satisfied - see Note 1.) was 10.0%. The weighted average interest rate for the nine-month period ended September 30, 2007, and the period from January 1, 2008 to February 5, 2008 was 11.0% and 10.0%, respectively. The SBA Loan was secured by substantially all of the assets (both tangible and intangible) of ForgeHouse and GS Security (Note 3 - Variable Interest Entity). The loan was fully satisfied in February 2008.

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

7.	Debt, Continued

Short Term Bridge Financing

In the fourth quarter of 2007, ForgeHouse completed a short term bridge financing (the bridge loan) with an investor group for $300,000, which came in four tranches during the quarter ended December 31, 2007. The bridge loan was necessary to sustain the ongoing operations of the ForgeHouse until the Exchange Agreement and the related equity financing was complete (Note 1.- Description of Company's Business). The loan was guaranteed personally by the CEO and COO of ForgeHouse (Note 9 - Related Party Transactions). The loan was satisfied in February 2008, and while outstanding, bore an interest rate of 6% per annum.

Long Term Debt - Unsecured

After All Group

In August 2006, ForgeHouse borrowed $200,000 from a group ("After All") that consisted of some of the same owners (who were members of ForgeHouse) of Arngrove Group Holdings, Ltd. The loan was unsecured and interest accrues at a rate of 20% per annum, which is calculated monthly and rolled into the principal balance of the loan. The loan term was six months from the issuance date and has been extended on a month-to-month basis at the discretion of After All. This note payable was restructured on January 31, 2008, and all accrued interest was forgiven, which is included in the gain on the restructuring of debt in the statement of operations. The restructured note is at an interest rate of 6% per annum, with scheduled principal payments of $40,000 to be made starting December 31, 2008, and every six months thereafter, up to and including December 31, 2010. The long term balance, current principal balance, and accrued interest balance at September 30, 2008, was $120,000, $80,000 and $8,010, respectively. Interest accrues at 8% beyond maturity. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

Long Term Notes Payable - Secured

Arngrove Group Holdings Ltd.

In May 2005, ForgeHouse entered into a combination debt, sale of Members' equity and services agreement transaction (the "Agreement") with Arngrove Group Holdings Ltd (a United Kingdom entity) ("Arngrove"). The Agreement provided ForgeHouse with a line-of-credit facility (the "Loan Agreement") that called for Arngrove to advance ForgeHouse as requested up to $100,000 per month, with a maximum aggregate principal amount not to exceed $1,200,000 over the twelve month period ending May 2006. The Loan Agreement was evidenced by a note payable with a not-to-exceed face amount of $1,200,000 with a fixed interest rate of 10.0% per annum. The Loan Agreement for financial reporting

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

7.	Debt, Continued

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

The Agreement also included a services contract that provided for Arngrove to provide certain consulting services and to receive a fee (the "Fee") of approximately $120,000 each year, payable monthly within 7 days of each month-end. The Fee was a required portion of the Agreement. It is being treated by ForgeHouse as additional interest. ForgeHouse determined that the nature of the consultancy services called for in the Agreement were investor's due diligence procedures or were not provided to ForgeHouse at all. ForgeHouse did not make any Fee payments to Arngrove as provided for in the service contract until the agreement was restructured at January 31, 2008, at which time payments totaling $368,571 were made to satisfy all accrued interest and management fees on the Arngrove and After All notes. This resulted in a first quarter gain on the restructuring of debt of $365,834.

The Agreement included the sale of Members equity to four individuals related to Arngrove for $300,000 and a 30% interest in ForgeHouse (Note 10). This was a necessary provision to obtain the loan, which was why ForgeHouse accepted the investment at a discounted price. ForgeHouse, based on prior equity investments, estimated the fair value of the 30% equity interest at $600,000. ForgeHouse trifurcated the values of the loan, equity interest, and service contract based on the net cash received from the agreement, resulting in the recording of the equity investment at a value of $414,622 and a discount on the underlying loan of $114,622, to be amortized over the life of the loan. However, as mentioned above, the loan discount was accelerated when the note became in default in 2006. This 30% interest was purchased by the Company at January 31, 2008, for $171,430.

ForgeHouse restructured the debt in January 2008 as part of the exchange transaction (Note 10 - Equity), and, as such, the debt is classified as a long term Note Payable on the face of the balance sheet. This note payable was restructured on January 31, 2008 at an interest rate of 6% per annum, with scheduled principal payments of $240,000 to be made starting December 31, 2008 and every six months thereafter, up to and including December 31, 2010. Interest accrues at 8% beyond maturity. The amount of stated interest related to the Loan Agreement was included in accrued interest and was $48,060 at September 30, 2008. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

7.	Debt, Continued

The Company incurred interest expense during the three and nine month periods ended September 30, 2008 and 2007 of $21,790, $157,135, $81,432 and $247,706, respectively, all of which was charged to operations.

Debt is scheduled to mature during the twelve month periods ended September 30 as follows:

2009	$560,000
2010	560,000
2011	280,000

8.	Commitments and Contingencies

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

The accompanying financial statements as of September 30, 2008, have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of September 30, 2008, the Company’s current liabilities exceeded its current assets by $1,632,464 and its total liabilities exceeded its total assets by $2,333,549. The Company also has substantial debt that was restructured in January 2008 (Note 7 - Debt). These factors raise substantial doubt about the Company's ability to continue as a going concern. During 2008, management intends to raise additional debt and/or equity financing to fund future operations, ongoing software development costs and debt retirement needs. The Company’s marketing plan is to assist its licensees and to promote the expand acceptance and use of its OneVision®product, and to develop additional applications in industries where there is significant anticipated demand requirements. Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings from a related party or lending institutions or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

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

Operating Leases

The Company recognized rental expense of $3,623, $21,192, $0, and $17,658 for the three and nine month periods ended September 30, 2008 and 2007, respectively. The Company occupied its Norcross, Georgia facility under a rental agreement that had a lease term that expired in March 2007. The Company began subleasing space from a third party for $1,500 per month in October 2007 on a month-to-month basis until they entered their current lease agreement starting on June 1, 2008. The 39 month lease calls for initial monthly payments of $3,623 and does not have any renewal options.

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

8.	Commitments and Contingencies, Continued

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of the accounts receivable - trade. The Company operates in a market segment that is highly competitive and rapidly changing. Significant technological changes, shifting customer requirements, the emergence of competitive products with new capabilities, and other factors could negatively impact the Company's operating results.

The Company had three customers that individually comprised more than 10% of the accounts receivable - trade balance, for a total of 96% of the accounts receivable - trade balance at September 30, 2008.

Two customers were individually responsible for more than 10% of the revenue for the three and nine month periods ended September 30, 2008, totaling 93% and 91%, respectively, of the Company's sales during the period. These customers individually made up more than 10% of the Company's sales during 2007, totaling 86% and 92% of total sales during the three and nine month periods ended September 30, 2007.

The Company made 100% of its hardware purchases for resale from one vendor in the three and nine month periods ended September 30, 2008. The Company feels that other vendors with similar products could be used.

If the Company were to lose any of these customers or vendors, the impact on its financial statements would be unknown, but could be significant. The Company has not experienced any such loss of customers or vendors as of September 30, 2008.

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

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

9.	Related Party Transactions, Continued

Contributed Services

An individual, who was an equity holder of ForgeHouse and is a stockholder of the Company, provided software development services during the year ended December 31, 2007. The contributed services provided to ForgeHouse were recorded at a fair value of $54,000 and the equity holder did not receive additional membership units or capital participation (Note 10 - Equity Transactions).

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

Sale of Units

On January 31, 2008, the Company sold 2,000,000 units, each unit consisted of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock. The total proceeds from this transaction was $2,100,000. Each of the Series A Preferred shares is convertible into the Company's common stock on a one-to-one basis. The Series A Preferred Shares are senior as to all other equity instruments, have voting rights, and have a dividend rate of 4% of the stated liquidation preference amount of $2,000,000. The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

10.	Equity Transactions, Continued

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

Options Activity

A summary of the option activity as of September 30, 2008, and changes during the period then ended is presented below:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at
December 31, 2007	-	-	-	-
Granted	1,877,000	$1.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at
September 30, 2008	1,877,000	$1.00	6.59	$-
Exercisable at
September 30, 2008	727,000	$1.01	7.35	$-

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

10.	Equity Transactions, Continued

On January 31, 2008, the Company granted options to purchase 251,000 shares of its common stock to the Company's Chief Executive Officer immediately following the Exchange Agreement as a condition for entering his employment agreement. The options have an exercise price of $1.00, vest immediately and expire 10 years from the grant date. The Company also granted options to purchase 90,000 shares of its common stock to the Company's Chief Operating Officer immediately following the Exchange Agreement as a condition for entering his employment agreement. The options have an exercise price of $1.10, vest immediately and expire 5 years from the grant date.

On January 31, 2008, the Company granted options to purchase 186,000 shares of its common stock to the Company's Chief Operating Officer immediately following the Exchange Agreement as a condition for entering his employment agreement. The options have an exercise price of $1.00, vest immediately and expire 10 years from the grant date.

On January 31, 2008, the Company granted options to purchase 75,000 shares of its common stock to both the Company's Chief Strategy Officer and the Chief Technology Officer immediately following the Exchange Agreement for entering their employment agreements. The options have an exercise price of $1.00, vest immediately and expire in 5 years from the grant date.

On January 31, 2008, the Company granted options to purchase 225,000 shares of its common stock to each of two employees for past services immediately following Exchange Agreement. The options have an exercise price of $1.00, vest evenly on each of the first three anniversaries of the grant date and expire 5 years from the grant date.

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

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

10.	Equity Transactions, Continued

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the nine month period ended September 30, 2008, were as follows:
For the
Nine Month
Period Ended
September 30, 2008
Risk-free interest rate	2.78 to 3.83%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5-10 years
Weighted average fair market value of options granted	$1.13

Warrant Activity

A summary of the warrant activity as of September 30, 2008, and changes during the period then ended is presented below:
		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	-	-
Issued	2,000,000	$1.00
Exercised	-	-
Outstanding, September 30, 2008	2,000,000	$1.00
Exercisable, September 30, 2008	2,000,000	$1.00

On January 31, 2008, the Company sold 2,000,000 units, with each unit consisting of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock. The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,877,000
Warrants	2,000,000
Reserved shares at September 30, 2008	3,877,000

ForgeHouse, Inc.
Combined Statements of Operations
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

11.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of September 30, 2008, all potentially dilutive common stock equivalents amounted to 5,877,000 shares.

The following table illustrates the computation of basic and diluted net loss per share:

	For the	For the	For the	For the
	Nine Month	Nine Month	Three Month	Three Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(2,231,410)	$(806,013)	(418,759)	(251,196)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	26,645,788	15,000,000	28,289,384	15,000,000
Basic and diluted net loss per share	$(0.08)	$(0.05)	(0.01)	(0.02)

ForgeHouse, Inc.
Combined Balance Sheet
September 30, 2008

11.	Earnings Per Share, Continued

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

	For the	For the	For the	For the
	Nine Month	Nine Month	Three Month	Three Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Options to purchase shares of common stock	1,877,000	-	1,877,000	-
Warrants to purchase shares of common stock	2,000,000	-	2,000,000	-
Convertible preferred stock	2,000,000	-	2,000,000	-
Total	5,877,000	-	5,877,000	-

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

Overview

ForgeHouse is in the business-to-business arena and is focused on providing scalable, enterprise-class, web-based solutions that increase productivity and accountability by workflow optimization. Our markets range from Fortune 1000 companies to government to small and medium enterprises and businesses (SMEs and SMBs). During the quarter ended September 30, 2008, we continued to market our software solution to targeted prospects.

We will need to obtain additional operating capital during the balance of our 2008 fiscal year to fund continuing software development and to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success. Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all. Failure to obtain any such financing will result in our inability to effectuate our business plan. As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

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

For the Quarter and Nine Months Ended September 30, 2008 in Comparison to the Quarter and Nine Months Ended September 30, 2007.

Results of Operations

Financial statements for the quarter and nine months ended September 30, 2007, contain information regarding the Operating Company combined with GS Security Group, a variable interest entity; financial statements for the nine months ended September 30, 2008, contain information of the Operating Company (through January 31, 2008, the date of the closing of the exchange transaction) and of the Resulting Company (combined with GS Security Group through February 2008, when a bank loan owed by the Operating Company was repaid).

Net Revenue

Net revenues for the three months ended September 30, 2008, increased to $61,000 from $51,000 in the prior year, an increase of approximately 20%. Revenues from the ASP service increased by approximately 13%, while sales of hardware increased by approximately 73%. One customer accounted for 88% and another for 5% of total net revenues for the three months ended September 30, 2008.

Net revenues for the nine months ended September 30, 2008, increased to $180,000 from $178,000 in the prior year, an increase of approximately 1%. Revenues from the ASP service increased by approximately 2%, while sales of hardware decreased by approximately 21%. One customer accounted for 82% and another for 9% of total net revenues for the nine months ended September 30, 2008.

The increase in revenues for the current periods in comparison to the prior periods was the result of lower commissions on sales for the nine months ended September 30, 2008, versus the same period in 2007.

Cost of Revenue

Cost of revenue primarily consists of server hosting cost and cost of hardware purchased for resale. Cost of revenue for the three months ended September 30, 2008, increased to $21,000 from $5,000 in the prior year. Cost of sales as a percentage of sales was 34% for the period ending September 30, 2008, and 10% for the prior period. The higher cost of revenue was due to higher hardware sales for the period, as described in Net Revenue, above.

Cost of revenue for the nine months ended September 30, 2008, increased to $66,000 from $63,000 in the prior year. Cost of sales as a percentage of sales was 37% for the period ending September 30, 2008, and 35% for the prior period.

Operating Expenses

Total operating expenses for the three months ended September 30, 2008, increased to $402,000 from $157,000 in the prior year. For the nine months ended September 30, 2008, operating expenses increased to $2,426,000 from $425,000. The expense breakdown is as follows:

	Three Months Ending September 30				Nine Months Ending September 30
Operating Expenses	2008	2007	Var B(W)	Var B(W)	2008	2007	Var B(W)	Var B(W)
	$ 000	$ 000	$ 000	A%	$ 000	$ 000	$ 000	a%
Payroll related expenses	177	66	(111)	(168)%	667	164	(503)	(308)%
Professional fees	48	37	(11)	(30)%	374	80	(295)	(369)%
Depreciation and Amortization	12	9	(3)	(34)%	33	27	(6)	(20)%
Stock-based charges	107	0	(107)	N/A	1,121	0	(1,121)	N/A
General and Administrative	58	45	(13)	(29)%	231	154	(77)	(50)%
Total	402	157	(245)	(156)%	2,426	425	(2,001)	(471)%

*
Payroll related expenses were attributable to salaries, benefits, related taxes and group health insurance for our officers and employees. Payroll expenses for the quarter ending September 30, 2008, increased to $177,000 from $66,000 in the prior year. For the nine months ended September 30, 2008, payroll expenses increased to $667,000 from $164,000. Substantially all of such increases were due to our hiring of a Chief Technology Officer, Chief Strategic Officer and Vice President of Sales in late 2007 and a Chief Financial Officer in 2008. We anticipate that payroll expenses will remain at this level during the remainder of our current fiscal year.

*
Professional fees represent both accounting and legal fees. We anticipate that our professional fees will decrease during the balance of the fiscal year, as a material amount of professional service fees were incurred during the nine months ended September 30, 2008, in connection with the January 31, 2008, exchange transaction and related filings with the Securities and Exchange Commission.

*
Depreciation and Amortization expenses represent depreciation of fixed assets over three years and amortization of software development over five years. We expect depreciation expenses to remain flat for the balance of the current fiscal year.

*
Stock-Based Charges represent the amortization of stock options issued to management and certain of our other employees. Since the total option value is amortized over the vesting period, the charges were higher for the first quarter of 2008 because certain of the options vested on the date of grant. We anticipate that, during the balance of this fiscal year, stock-based charges will remain at a level commensurate with the three months ended September 30, 2008.

*
General and Administrative expenses are primarily comprised of occupancy & equipment, travel & entertainment, printing & stationary, postage & delivery, office supplies, and fees. We expect these expenses to moderate during the balance of this fiscal year, as a major portion of the expenses to date related to the January 31, 2008, exchange transaction.

Other Expense

For the three months ended September 30, 2008, interest expense amounted to $21,000. For the nine months ended September 30, 2008, interest expense amounted to $157,000 and was attributable to two notes payable. These notes were renegotiated in January 2008 as described in Liquidity and Capital Resources, below.

Net Loss

For the three months ended September 30, 2008, we reported a loss from operations of $419,000 (or a loss per share of $0.01), compared to a loss of $251,000 for the equivalent period in the prior year.

For the nine months ended September 30, 2008, we reported a loss from operations of $2,231,000 (or a loss per share of $0.08), compared to a loss of $806,000 for the equivalent period in the prior year. The overall net loss increased in comparison with last year due to the increases in Operating Expenses described above, notwithstanding a one-time gain on restructuring of debt of $365,000 that was offset by stock-based charges of $1,121,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2008, we had a cash balance of $0 and a working capital deficit of $1,632,000. Our balance sheet at September 30, 2008, reflects long-term notes payable of $782,000.

Net cash flows used by operating activities for the nine months ended September 30, 2008, amounted to $1,574,000 and were primarily attributable to our net loss of $1,443,340 (net of depreciation, stock and asset amortization, and gain from debt restructuring). Net cash flows used in investing activities for the nine months ended September 30, 2008, amounted to $199,000 and were primarily used for the January 31, 2008, exchange transaction. Net cash flows provided by financing activities for the nine months ended September 30, 2008, amounted to $1,773,000 and were primarily attributable to the $1,850,000 net proceeds of a preferred stock financing that closed in connection with the January 31, 2008, exchange transaction, and $290,000 in proceeds from the equity private placement, as offset by repayment of a short-term loan in the amount of $300,000, repayment of the Operating Company’s bank loan in the amount of $220,000, and a partial prepayment of the long-term loan in the amount of $58,000.

At September 30, 2008, we had cash of $0, which represented no change during the nine months ended September 30, 2008. We have no currently planned material commitments for capital expenditures; however, we presently have no other alternative source of operating capital, without which we may be unable to continue software development, to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success, or to have the capital necessary to fund our ongoing operations and obligations. Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all. Failure to obtain any such financing will result in our inability to effectuate our business plan. As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

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

PART II – OTHER INFORMATION

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
**** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGEHOUSE, INC.

By: /s/ John Britchford-Steel
November 14, 2008	John Britchford-Steel
Chief Executive Officer