Form 10-K
period 2008-12-31
ForgeHouse, Inc.
filed 2009-05-15
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to ___________

Commission File No:  333-124304

FORGEHOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-1904354 (I.R.S. Employer Identification No.)

4625 Alexander Drive, Suite 150 Alpharetta, Georgia (Address and telephone number of Principal Executive Offices)	30005 (Zip Code)

(678) 495-3910
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $22,400.

The number of shares outstanding of the registrant’s common stock as of May 10, 2009, was 28,289,834.

FORGEHOUSE, INC.

PART I

Item 1.  Business.

General

ForgeHouse, Inc. (“we,” “our,” “us,” or the “Company”), is a corporation that was formed in Nevada on November 19, 2004.  Our wholly-owned subsidiary, ForgeHouse, LLC (“ForgeHouse”), is a limited liability company that was organized in Georgia on June 24, 2002.  Pursuant to an Agreement and Plan of Exchange, dated January 31, 2008 (the “Exchange Agreement”), we acquired ForgeHouse.  Our principal place of business is located at 4625 Alexander Drive, Suite 150, Alpharetta, Georgia 30005.  We develop, market, sell, and distribute software for both the commercial and governmental marketplace.

Products

Our products include a web-based software application product called “OneVision®” (referred to herein as “OneVision”), which offers solutions for clients requiring compliance standards to automate best practices, policies, and procedures.

OneVision is a software application that acts as a virtual command and control system for security, safety, and maintenance operations.  The architecture of OneVision enables minute-by-minute monitoring of policies and procedures across the entire organization, with constant monitoring and process improvement.  OneVision is highly configurable and scaleable and is suited for the government, the military, critical infrastructures, Fortune 1000 corporations, and commercial markets.  OneVision is highly flexible and can be configured for facilities and organizations with single and multiple sites world-wide.

We have also developed software that enables access and data collection to the OneVision application via mobile technologies (“PDA”).  This software, known as MORe, enables security officers, maintenance engineers, and other field operatives to download and undertake mobile tours and inspections scheduled in OneVision and to report directly into the OneVision server from internet enabled PDAs for incident reporting and compliance.

Sales, Marketing, and Distribution

We are a customer-oriented business.  To this end, we plan to build internal sales and support capabilities through a direct sales force to implement our go-to-market strategies and tactical implementation plans for new account acquisition, existing partner growth, and marketing “best practices.”  As we establish our modes of selling, we will seek to build an indirect sales channel through key distributors, value-added resellers, and original equipment manufacturers.  Currently, we are working to enhance the capabilities of our software platform to meet additional needs as identified or requested by our customers.  These additional feature-sets will be included in new version releases, which are currently not available.  Once they are available, we expect to assemble a direct sales force, and eventually an indirect sales force, to assist with distributing the new product to current and new customers.

Real Property

We lease property at 4625 Alexander Drive, Suite 150, Alpharetta, Georgia 30005.  The fair market value for our office space is $3,622.50 per month.  We believe that our office space is adequate for our current operations and expected future needs.

Legal Proceedings

We are not a party to any pending legal proceeding.

Competition

The software development industry is highly competitive.  The principal areas of competition are price, delivery time, customer service, and ability to meet customer needs.  Our products compete with a wide range of products produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do.

As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices.  Also, many of these companies offer a broader range of products than ours, so we may not be able to compete effectively against these competitors.  Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy.  The trend toward consolidation in this industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products.  Any of these changes may have a material adverse effect on future revenues and operating results.

Price competition is often intense in the software market, especially for security software products.  Many of our competitors have significantly reduced the price of their products.  Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.  Competitive pressures in the security software category could also cause our products to be unable to gain or lose market-share or result in price erosion, which could have a material adverse affect on business and results.

To date, our significant competition includes the following companies: D3 Security Management Systems, Tiscor, PPM 2000, Siebel Field Service (Oracle), Flexguard, Send Word Now.

Our unique software solution offers a comprehensive security and safety software platform.  Most of the companies providing security software focus on incident management, broadcast alert, and/or tour verification.  We have created a solution that combines seamless incident management/mobile reporting and tour verification, and, in addition, we added a task scheduler, officer guidance through incidents, threat level management, automatic emergency alert notification, tenant services, procedure management, extensive reports, and trend analysis into one software platform.  The competitors generally offer only a portion of OneVision’s following features:

•	Departmentalized regional management, customizable even on a per-site basis from global to local management;

•	Threat level management from global to local sites;

•	Direct-automated emergency alerts to key personnel (versus alerts sent by dispatcher);

•	Compliance-driven alert if task is not completed, with user, time and date stamp;

•	Alternate schedules functionality (threat level management);

•	Managing by exceptions (incomplete and irregularities found by officers while on tour are reported automatically);

•	Built-in task scheduler with confirmation;

•	Integration with smart cameras, sensors, access control, and other legacy systems;

•	Managers have one login to review all security and maintenance issues throughout their sites or clients;

•	Best practices and compliance platform; and

•	Sold as a hosted or enterprise solution.

Dependence on One Major Customer

Effective as of April 15, 2007, we entered into a three-year Service and Software License Agreement (the “Software License”) with Securitas Security Services USA, Inc., pursuant to which Securitas became a licensee of certain of our software.  The Software License initially was exclusive with respect to private sector security guard companies in the United States; however, during the year ended December 31, 2008, Securitas did not purchase sufficient licenses from us for it to maintain such exclusivity.  Further, the Software License was always non-exclusive with respect to governmental entities and to companies that utilize third-party vendors to provide their security guard services.  The Software License is subject to early termination upon the “Default” of either party, which is defined as any of a bankruptcy proceeding, a dissolution, an inability to pay obligations as they come due (in conjunction with a written acknowledgement thereof), or a material breach under the Software License.  The Software License consisted of a non-transferable limited license in favor of Securitas to use the licensed software at specified locations solely for the purpose of Securitas providing facility security services to its customers.  Pursuant to the terms of the Software License, Securitas is to pay certain fees to us, consisting of a base monthly service fee and additional annual service fees, as required.  During the nine months ended September 30, 2007, we derived sufficient revenues resulting from the Software License for us no longer to be considered to be a “development stage” company.  Notwithstanding such change in accounting treatment, we cannot provide any assurance that the Software License will be expanded nor that we will receive sufficient revenues therefrom to effectuate our business plan or to generate profitable operations.  Further, the Software License constituted the source of substantially all of our revenues.

Intellectual Property

We have been granted patents in India, Australia, and South Africa.  We also have patents pending in the United States, Canada, Israel, and Europe.

COUNTRY	APPLICATION # /	PATENT No. /
UNITED STATES Provisional App.	60/377,013	EXPIRED

INTERNATIONAL PCT APPLICATION	PCT/US03/13434	N/A

UNITED STATES National Stage App.	10/526,319	Publication # 2006/0064305

AUSTRALIA National Stage App.	2003234303	Patent # 60/377,013

CANADA National Stage App.	2483598	N/A

EUROPEAN UNION National Stage App.	1504394	N/A

INDIA National Stage App.	200400605	Patent # 203148

SOUTH AFRICA National Stage App.	200409642	Patent # 200409642

ISRAEL National Stage App.	164870D	N/A

Furthermore, we have registered trademarks with the United States Patent and Trademark Office for the following:

•	OneVision®

•	ForgeHouse®

Regulation

We are subject to various state and local statutes and regulations, including those relating to the export of technology outside the United States.  Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income, or competitive position.  Regulatory guidelines, however, are constantly changing, and there can be no assurance that our products will be able to comply with ongoing government regulations. We acknowledge ongoing litigation in the intellectual property arena. If adverse decisions are handed down, compliance may have an effect on our capital expenditures, net income, or competitive position.

Government mandates and new legislation are driving enterprises to improve the security of their networks.  Mandates and laws affecting systems security include:

•
Executive Order 13231: Critical Infrastructure Protection in the Information Age, October 2001 - This order directs a senior executive branch board to work with State and local governments, industry and others to create and manage systems for cyber security threat warning and incident analysis.

•
Title III of the 2002 E-Gov Act - The Federal Information Security Management Act (“FISMA”) mandates that each government agency perform a risk assessment of the security of their information systems and mitigate the risk of attack.

•	Presidential Directive 63 (PDD 63), May 1998 - This White Paper explains key elements of the Clinton Administration’s policy on critical infrastructure protection.

•	Health Insurance Portability And Accountability Act Of 1996 (“HIPAA”) - Certain provisions of HIPAA require the organizations protect the privacy of the patient data.

•
Security of Federal Automated Information Systems, November 2000 - This OMB memorandum is issued as a reminder to Federal agencies and Departments of their responsibilities for the security of their respective automation resources.

•
Sarbanes-Oxley Act of 2002 - Section 404 of the act requires that auditors of public companies assess the effectiveness of management’s assessment of internal controls. A part of internal controls is the security against loss of data or unauthorized access to data.

•	Gramm Leach Bliley Act of 1999 (“GLB”) includes provisions to protect consumers’ personal financial information held by financial institutions.

Research & Development

Our research and development expenses for the fiscal years 2007 and 2008 amounted to approximately $284,442 and $131,147, respectively.  Research and development is paramount for us as a method to maintain a competitive advantage.  None of our research and development costs was borne directly by our customers.

Employees

We currently have five employees, all of whom are full-time.  None of our employees is covered by a collective bargaining agreement, nor is any represented by a labor union.  We have not experienced any work stoppages, and we consider relations with our employees to be good.

RISK FACTORS

This Annual Report and the documents accompanying or incorporated by reference into this Annual Report contains forward-looking statements about equity exchange transaction and us within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act.  These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words “believe,” “intend,” “plan,” “expect,” “forecast,” “project,” “may,” “should,” “could,” “seek,” “pro forma,” “goal,” “estimates,” “continues,” “anticipate,” and similar words.

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions. Such statements are based upon current expectations and beliefs and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the sections entitled “Risk Factors” below and to be contained in our subsequent periodic filings pursuant to our obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Please refer to the cautionary statements regarding forward-looking statements” immediately above. The discussion below highlights some important risks we have identified in connection with the proposed equity exchange transaction and related transactions, but these should not be assumed to be the only factors that could affect our future performance and condition, financial or otherwise. We do not have a policy of updating or revising forward-looking statements, and silence by management over time should not be assumed to mean that actual events are bearing out as estimated in such forward-looking statements.

An investment in our securities involves a high degree of risk. In determining whether to purchase or sell our securities, you should carefully consider all of the material risks described below, together with the other information contained in this Current Report, before making a decision to purchase our securities; however, as stated above, the risks below should not be assumed to be the only factors that could affect our future performance and condition, financial and otherwise. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to Our Business and Our Marketplace

We have a limited history as a provider of security software products. As a result, it is difficult to evaluate our business and prospects.

ForgeHouse was formed in 2002, and, therefore, has a limited operating and financial history available to help our stockholders evaluate our past performance. Moreover, our limited historical financial results may not accurately predict our future performance.  Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses.  As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

ForgeHouse has a history of losses and accumulated deficits that may continue in the future and, along with “going concern” reports, may adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price by, among other things, making it more difficult to obtain debt or equity financing.

ForgeHouse has incurred net losses each fiscal year since its formation in 2002.  For the year ended December 31, 2008, it recorded a net loss of approximately $2,488,000, as compared to a net loss of approximately $1,645,000 for the year ended December 31, 2007.  Our accumulated deficit through December 31, 2008, was approximately $7,110,000.

Our recurring losses from operations, limited cash resources and continued negative cash flow from operations, and accumulated deficit, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year-ended December 31, 2008.

Reports of independent auditors questioning a company’s ability to continue as a going concern generally are viewed unfavorably by analysts and investors.  This may make it difficult for us to raise additional debt or equity financing needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future.  Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.  You should review the reports of our independent registered public accounting firm and its financial statements and unaudited pro forma financial information before making any investment decision.

Our quarterly operating results may fluctuate in future periods, and we may fail to meet expectations.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors.  In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our common stock may fall.  Factors that could cause quarterly fluctuations include:

•
the timing and volume of orders for our software. Customers typically order our products and services only after other vendors have provided the infrastructure for their network. There can be delays in that process. It is therefore difficult for us to predict the timing of orders for products and services by customers;

•	the ability of our customers to expand their operations and increase their subscriber base, including their ability to obtain financing;

•	Changes in our pricing policies or competitive pricing by our competitors;

•	the timing of releases of new products by manufacturers of equipment with which our products operate; and

•	the timing of product introductions by competitors.

We have difficulty predicting the volume and timing of orders from new customers.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of operating results are not a good indication of our future performance.

Our lengthy sales cycle makes it difficult to anticipate the timing of sales, and revenue may vary from period to period.

The sales cycle associated with the purchase or license of our products is lengthy, and the time between the initial proposal to a prospective customer and the signing of a license agreement can be as long as one year.  Our products involve a commitment of capital, time and internal resources that may be significant to the customer.  In addition, market conditions have lengthened the sales cycles associated with our products.  These delays may reduce our revenue in a particular period without a corresponding reduction in our costs, which could hurt our results of operations for that period.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters.

In order to become profitable, we must increase our revenues or decrease expenses.  We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We could continue to incur net losses for the foreseeable future.

We will need to generate additional revenues from the sales of our products and services or take steps to further reduce operating costs to achieve and maintain profitability. We expect that we will face increased competition, which will make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability.  Any increase in the percentage of our revenues attributed to indirect channels and services, both of which generally have lower margins, will lower our gross margins.

If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We face intense competition from companies that may have greater resources than we do, and if we are unable to compete with them effectively, our business may suffer.

The market for our products is very competitive.  Many of our current and future competitors may have advantages over us, including:

•	longer operating histories;

•	larger customer bases;

•	substantially greater financial, technical, sales and marketing resources; and

•	greater name recognition.

This may enable our competitors to:

•	develop and expand their delivery infrastructure and service offerings more quickly;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of their services; and

•	adopt more aggressive pricing policies.

Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products.  Furthermore, some of our competitors may also be able or willing to provide their clients with additional benefits at lower overall costs.  If we fail to adapt to market demands and to compete successfully with existing and new competitors, our business and financial performance would suffer.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our brand;

•	identify the most effective and efficient level of spending in each market, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;

•	select the right market, media and specific media vehicle in which to advertise; and

•	convert prospect inquiries into actual orders.

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness.  We may not be able to manage our marketing expenditures on a cost-effective basis whereby our customer acquisition cost may exceed the contribution profit generated from each additional customer.

If we do not increase market awareness of our products, our business may not grow.

We sell our software products primarily through our direct sales force. Our financial success and our ability to increase revenues in the future may depend considerably upon the productivity of our direct sales force.  Our ability to increase revenues significantly will suffer if we fail to attract and retain qualified sales personnel.

If we do not continue to improve our software products and develop new software products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to maintain existing customers and/or attract new customers.

We have in the past experienced delays in releasing new software products and product enhancements and may experience similar delays in the future.  These delays or problems in the installation or implementation of our new releases may cause customers to forego purchasing or licensing our software products.

If we are unable to attract additional customers beyond our current limited number, our future success could be limited or adversely affected.

A substantial portion of our revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments.  As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed.  Our future success will depend on our ability to attract additional customers beyond our current limited number.  The growth of our customer base could be adversely affected by one or more of the following:

•	customer unwillingness to implement our software products;

•	any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

•	our customers’ inability to raise capital to finance their business plans and capital expenditures;

•	new product introductions by our competitors;

•	any failure of our products to perform as expected;

•	any difficulty we may incur in meeting customers’ delivery requirements; or

•	the market perception of our financial condition and/or current stock price.

We depend on Securitas Security Services USA, Inc. for a significant portion of our revenues and if we lose this relationship, our revenues would decline.

Recently, a substantial portion of our net sales has been derived from sales to Securitas Security Services USA, Inc.  For the year ended December 31, 2008, 77% of our net sales were to Securitas.  Securitas could look to another source for the software we provide.  If Securitas were to reduce its orders of our software or if Securitas were to choose another software provider, it could harm our business, financial condition and results of operations substantially.

We must obtain orders from new and existing customers on an ongoing basis to increase our net sales and grow our business.  We are continuing our efforts to reduce dependence on a limited number of customers; however, net sales attributable to Securitas are expected to continue to represent a substantial portion of our net sales for the foreseeable future.  The loss of Securitas, a significant reduction in sales we make to them, a reduction in the pricing of our products sold to them, or any problems collecting accounts receivable from them would reduce our net income.

An increasing number of contracts we enter into are multiple years in length and include recurring fees related to licensing and services.  If our customers exercise early termination provisions or experience a decline or lack of volume, our revenue could be harmed.

An increasing number of our contracts with new customers are multi-year agreements and include recurring license and service fees. Some of our contracts for new customers could include a recurring licensing and services component that may vary based on usage and volume throughout the duration of the contract.  Also, some of our contracts include early termination clauses that enable customers to terminate those contracts without cause.  If our customers exercise early termination or experience a decline or lack of volume, our revenue could be harmed.

Fixed-price services engagements can impact our profitability if we fail to complete them within the estimated budget.

We perform some of our professional services engagements on a fixed price basis.  If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability could be adversely affected.  In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs and may cause revenues to be recognized in periods other than as initially expected or forecasted.

We may need additional financing to continue and grow operations, which financing may not be available on acceptable terms or at all.

We may need to raise additional funds to fund our operations or grow our business. Additional financing may not be available on terms or at times favorable to us, or at all.  If adequate funds are not available when required or on acceptable terms, we may be unable to continue and grow our operations. In addition, such additional financing transactions, if successful, may result in additional dilution of our stockholders.  They may also result in the issuance of securities with rights, preferences, and other characteristics superior to those of the common stock and, in the case of debt or preferred stock financings, may subject us to covenants that restrict our ability to freely operate our business.

We may not successfully manage our growth, if any.

Our success will depend upon the expansion of our operations and the effective management of our growth, if any, which would place a significant strain on our management and administrative, operational, and financial resources.  To manage this growth, should there be any, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel.  If we are unable to manage our expected growth effectively, our business would be harmed.  There is no assurance that we will be able to expand our operations or effectively manage any growth.

We may incur additional costs and experience impaired operating results if we are unable to retain an experienced management team.

We rely on the experience, expertise, industry knowledge and historical company knowledge of our executive officers.  It would be extremely difficult to replace them if we were to lose the services of any of them.  The loss of these officers could adversely affect our business, financial condition and results of operations.  We will have employment agreements with each of our executive officers, but we do not have key person insurance on their lives.

We may be unable to attract and retain, or have access to, qualified personnel in our markets, which could adversely affect our results of operations by impairing our ability to grow and provide competitive services.

Our ability to provide our customers with competitive services and grow partially depends on our ability to attract and retain highly motivated people with the skills to serve our customers in a cost-effective way.  If we are unable to hire or otherwise obtain cost-effective access to skilled personnel in our markets, our operations may suffer. Furthermore, we expect to continue hiring sales, support, marketing and administrative personnel as needed.  We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues.  This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople.  Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills slower than anticipated.

Changes in technology in our industry could cause our business to lose money or could require us to invest additional capital in new technology.

The markets for our software change rapidly because of technological innovation, new product and service introductions, and changes in customer requirements, among other things.  New products and services and new technology often render existing information services or technology infrastructure obsolete, costly, or otherwise unmarketable.  As a result, our success will depend on our ability to timely innovate and integrate new technologies into our service offerings.  We cannot assure you that product developments and technology innovations by others will not adversely affect our competitive position or that we will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis.

If we fail to modify or improve our software products in response to evolving industry standards, our software products could rapidly become obsolete, which would harm our business.

Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete.  Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

Our products are designed to work on a variety of hardware and software platforms used by our customers.  However, our products may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting, and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other Internet-related applications.  This may result in uncertainty relating to the timing and nature of new product announcements, introductions, or modifications, which may harm our business.

We cannot be certain that our research and development activities will be successful.

While management is committed to enhancing our current product offerings and introducing new products, we cannot be certain that our research and development activities will be successful.  Furthermore, we may not have sufficient financial resources to identify and develop new technologies and bring new products to market in a timely and cost effective manner, and we cannot ensure that any such products will be commercially successful if and when they are introduced.

We depend on our intellectual property, and litigation regarding our intellectual property could harm our business.

Unauthorized use or misappropriation of our intellectual property could seriously harm our business.  Our intellectual property includes our proprietary technology, our trade secrets, patents, copyrights in our software products, and our trademarks.  Our copyrights and patents are important to the protection of our software, and our trademarks are important to the protection of our company and product names.  These copyrights, patents and trademarks discourage unauthorized use of our software and our company and product names and provide us with a way to enforce our rights in the event that this unauthorized use occurs.  Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations.

Failure to protect our trade secrets, copyrights and other intellectual property and know-how could put us at a competitive disadvantage.

We may not have confidentiality agreements with all of our employees, consultants and third-parties, and cannot guarantee that the confidentiality agreements that are in place with our employees, consultants and third parties will not be breached, that we will have adequate remedies for a breach, or that our trade secrets will not become known to or be independently developed by our competitors.  Although we are not currently aware of any parties currently intending to pursue any infringement claims against us, the loss of trade secret protection for technologies or know-how could adversely affect our business.

The costs and effects of litigation, investigations or similar matters could adversely affect our financial position and result of operations.

We may be involved from time to time in a variety of litigation, investigations, or similar matters arising out of our business.  Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation.  If the ultimate judgments or settlements in any litigation or investigation significantly exceed insurance coverage, they could adversely affect our financial position and results of operations.  In addition, we may be unable to obtain appropriate types or levels of insurance in the future.

Claims by others that we infringe their proprietary technology could divert our resources, result in unexpected license fees, and harm our business.

Third parties could claim that our current or future products or technology infringe their proprietary rights.  An infringement claim against us could be costly even if the claim is invalid and could distract our management from the operation of our business.  Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling or licensing our product offering.  If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so.  Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling or licensing our products and could seriously harm our business.

If our software contains errors or our software product development is delayed, our business will suffer.

We face possible claims and higher costs as a result of the complexity of our software products and the potential for undetected errors.  Due to the importance of our products to our customers’ operations, undetected errors are of particular concern.  Computer software such as ours always contains undetected errors.  The implementation of our products, which we accomplish through our services division, typically involves working with sophisticated software, computing, and communications systems.  If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost.  If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner, we could experience loss of or delay in revenues, loss of customers, injury to our reputation, legal actions by customers against us, and increased service and warranty costs.

Our license agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amount paid by the licensee to us for the product or service, giving rise to the damages.  However, all domestic and international jurisdictions may not enforce these limitations. We may encounter product liability claims in the future. Product liability claims, whether or not successful, brought against us could divert the attention of management and key personnel, could be expensive to defend, and may result in adverse settlements and judgments.

If we acquire additional companies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, or adversely affect our operating results.

We may decide to make other investments in complementary companies.  We may not realize the anticipated benefits of any other acquisition or investment.  The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions, and the availability of management resources to oversee the operation of acquired businesses.  Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders.  In addition, any profitability may suffer because of acquisition-related costs or future impairment costs for acquired goodwill and other intangible assets.  We have limited resources, and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

We have no present commitments, understandings, or plans to acquire other companies.

Risks Associated with Investing in our Common Stock

The equity exchange transaction may be dilutive to our existing stockholders and will subject our stockholders to the prior rights and preferences of preferred stockholders.

We have issued 2,000,000 shares of Series A Convertible Preferred Stock to certain persons, which issuances amount to approximately six percent of all outstanding stock on an as-converted basis. Furthermore, an additional eight million preferred shares are authorized for issuance at the discretion of our Board, which, if issued, could represent approximately 20 percent of our outstanding stock.

Series A Convertible Preferred stockholders may elect a disproportionately high number of directors.

The holders of our Series A Convertible Preferred Stock are entitled to elect two members of our Board.  We have five authorized members for our Board, two of whom are electable by the Series A Convertible Preferred stockholders voting as a class, two of whom are electable by the common stockholders voting as a class, and one of whom will initially be agreed upon by the other four directors.  As of the date of this Annual Report, we have two directors, one of whom was elected by our Series A Convertible Preferred stockholders and the other of whom was elected by the common stockholders.

If a trading market for our common shares does develop, trading prices may be volatile.

In the event that a trading market develops for our common shares, the market price of such shares may be based on factors that may not be indicative of future market performance.  Consequently, the market price of our shares may vary greatly.  If a market for our shares develops, there is a significant risk that our share price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income/loss levels are below analysts’ expectations;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts; or

•	acquisitions, strategic partnerships, joint ventures or capital commitments.

Because ForgeHouse became “public” by means of a reverse acquisition, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since ForgeHouse became “public” through a reverse acquisition.  Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common shares.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or in the Pink OTC Markets, which could affect our stockholders’ ability to access trading information about our common stock.

The OTC Bulletin Board and the Pink OTC Markets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the NYSE AlterNext US.  Although the OTC Bulletin Board is a regulated quotation service operated by the NASD, that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink OTC Markets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink OTC Markets.  Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.  We are required, however, to satisfy the reporting requirements under the Exchange Act.  If we fail to do so, our shares may no longer be quoted on the OTC Bulletin Board.

Our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the historic lack of any material business and the current status of our prospective acquisitions.  Accordingly, we have neither generated any material revenues nor have we realized a profit from our operations to date and there is no likelihood little likelihood that we will generate any revenues or realize any profits unless after we have closed one or more of our prospective acquisitions.  Since we have not generated any material revenues, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to effectuate our business plan and continue our business operations.

Trading of our common stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Stockholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock has been thinly traded and, as a result, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock have been, and may continue to be, thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume and, that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we close one or more of our prospective acquisitions and became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.  We cannot give you any assurance that a broader or more active public trading market for our shares of common stock will develop or be sustained or that any trading levels will be sustained.  Due to these conditions, we cannot provide any assurances that our stockholders will be able to sell their shares at or near ask prices or at all.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

The price of our common stock could be highly volatile.

It is likely that our common stock will be subject to price volatility, low volumes of trades, and large spreads in bid and ask prices quoted by market makers.  Due to the low volume of shares that may be traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock.  This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session.  Holders of our common stock may also not be able to liquidate their investment readily or may be forced to sell at depressed prices due to low volume trading.  If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the price of the common stock would need to appreciate substantially on a relative percentage basis for an investor to recoup an investment in our shares.  Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock.  No assurance can be given that an orderly and active market in our common stock will develop or be sustained.  If an orderly and active market does not develop, holders of our common stock may be unable to sell their shares, if at all.

Investors’ interests in us will be diluted and investors may suffer dilution in net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in our control.

We do not anticipate paying cash dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 2.  Properties.

We lease our office space and believe that it is adequate for our current operations and expected future needs.

Item 3.  Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $.001, has been quoted on the OTC Bulletin Board under the symbol “FOHE” since November 7, 2005, and, prior to that, under the symbol “MBTL” since January 5, 2006; however, our common stock did not commence virtually any trading until subsequent to the closing of the Exchange Agreement on January 31, 2008.  The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink OTC Markets, Inc.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2008:
First Quarter (post- 17.5-for-1 split, paid on December 28, 2007)	$1.60	$1.10
Second Quarter	1.97	1.30
Third Quarter	1.25	0.55
Fourth Quarter	0.55	0.25
Year ended December 31, 2007:
First Quarter	0.35	0.35
Second Quarter	0.35	0.35
Third Quarter	0.40	0.35
Fourth Quarter	3.00	0.40

On May 10, 2009, we had had 19 stockholders of record.

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

The common stock issued pursuant to the Exchange Agreement, the options granted under the Employment Agreements, and the common stock underlying such options are all subject to a two-year restriction (that expires January 31, 2010) on any sale, transfer, assignment, pledge or other derivation of economic value by the holders thereof.  If, during such two-year period, a member of our management who owns such securities is dismissed for “cause” or terminates employment without “good reason” (as those terms are defined in the Exchange Agreement), then such securities owned by such individual will be subject to a right of first refusal in favor of all other members of our management and, in respect of such securities remaining unpurchased, thereafter in favor of the holders of our Series A Convertible Preferred Stock (which shares were issued in a private placement financing that closed concurrently with the transactions contemplated by the Exchange Agreement).  Notwithstanding the term of such lock-up, if the holder is an employee and is terminated without cause or terminates his or her employment for good reason, such holder may, during each calendar quarter of the lock-up, sell, pledge, hypothecate, or otherwise derive economic value from an amount of such shares equivalent to not more $25,000, as particularly stated in the holder’s Lock-Up Agreement.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the financial statements.

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the financial statements and the notes to those statements included herein.  This discussion includes forward-looking statements that involve risk and uncertainties.  Actual results may differ materially from those anticipated in the forward-looking statements.

Overview

ForgeHouse is in the business-to-business arena and is focused on providing scalable, Enterprise-class web-based solutions that increase productivity and accountability by workflow optimization.  Our markets range from Fortune 1000 companies to Government to Small and Medium Enterprises and Businesses (SMEs and SMBs).  During the quarter ended December 31, 2008, we continued to market our software solution to targeted prospects.

We will need to obtain additional operating capital to fund continuing software development and to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Annual Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

For the Year Ended December 31, 2008 in Comparison to the Year Ended December 31, 2007.

Results of Operations

Financial statements for the year ended December 31, 2007, contain information of both ForgeHouse, combined with GS Security Group, a variable interest entity; financial statements for the year ended December 31, 2008, contain information of ForgeHouse (through January 31, 2008, the date of the closing of the transactions contemplated by the Exchange Agreement) and of ForgeHouse (combined with GS Security Group through February 2008, when a bank loan owed by ForgeHouse was repaid).

Net Revenue

Net revenues for the year ended December 31, 2008, increased to $302,000 from $219,000 in the prior year, an increase of approximately 38%.  Revenues from the ASP service increased by approximately 18%, while sales of hardware decreased by approximately 23%.  One customer accounted for 77% of total net revenues for the year ended December 31, 2008; whereas, One customer accounted for 76% of total net revenues for the prior year.

The increase in revenues for the current periods in comparison to the prior periods was the result of higher sales of the ASP service, hardware sales and lower commissions on sales for the year ended December 31, 2008 versus the prior year.

Cost of Revenue

Cost of revenue primarily consists of Server Hosting Cost and Cost of Hardware purchased for resale.  Cost of revenue for the year ended December 31, 2008, decreased from $97,000 in comparison with $101,000 in the prior year.  Cost of sales as a percentage of sales was 32% for the year ended December 31, 2008, and 46% for the prior period. The lower cost of revenue was due to one- time inventory adjustment.

Operating Expenses

For the year ended December 31, 2008, operating expenses increased to $2,475,000 from $1,076,000.  The expense breakdown is as follows:

	Twelve Months Ending December 31
Operating Expenses	2008	2007	Var B(W)	Var B(W)
	$ 000	$000	$000%
Payroll related expenses	850	415	(435)	(105%)
Professional fees	396	462	66	14%
Depreciation and Amortization	44	37	(7)	(19%)
Stock-based charges	1,148	0	(1,148)	N/A
General and Administrative	306	162	(144)	(89%)
Total	2,745	1,076	(1,669)	(155%)

•
Payroll related expenses were attributable to salaries, benefits, related taxes and group health insurance for our officers and employees.  For the year ended December 31, 2008, payroll expenses increased to $850,000 from $415,000.  Substantially all of such increases were due to our hiring a Chief Technology Officer, Chief Strategic Officer and Vice President of Sales in late 2007 and a Chief Financial Officer in 2008.

•	Professional fees represent both accounting and legal fees.

•	Depreciation and Amortization expenses represent depreciation of fixed assets over three years and amortization of software development over five years.

•	Stock-Based Charges represent the amortization of stock options issued to management and certain of our other employees. We did not issue any stock options in our 2007 year.

•
General and Administrative expenses are primarily comprised of Occupancy & Equipment, Travel & Entertainment, Printing & Stationary, Postage & Delivery, Office Supplies, and Fees.  Higher general and administrative expenses in year ending December 31, 2008 compared to prior year are attributable to an increase in Travel & Entertainment Expenses.

Other Expense

For the year ended December 31, 2008, interest expense amounted to $168,000 and was attributable to two notes payable.  These notes were renegotiated in January 2008 as described in Liquidity and Capital Resources, below.

Net Loss

For the year ended December 31, 2008, we reported a loss from operations of $2,489,000 (or a loss per share of $0.09), compared to a loss of $1,645,000 for the prior year.  The overall net loss increased in comparison with last year due to the increases in Operating Expenses described above, notwithstanding a one-time gain on restructuring of debt of $365,000 that was offset by stock-based charges of $1,148,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At December 31, 2008, we had a cash balance of $1,705 and a working capital deficit of $2,660,000.  Our balance sheet at December 31, 2008 reflects long-term notes payable of $832,000.

Net cash flows used by operating activities for the year ended December 31, 2008, amounted to $1,651,000 and were primarily attributable to our net loss of $1,662,000 (Net of Depreciation, Stock and Asset Amortization, and Gain debt restructuring).  Net cash flows used in investing activities for the year ended December 31, 2008, amounted to $200,000 and were primarily used for the transactions contemplated by the Exchange Agreement that closed on January 31, 2008.  Net cash flows provided by financing activities for the year ended December 31, 2008, amounted to $1,853,000 and were primarily attributable to the $1,850,000 net proceeds of a Preferred Stock financing that closed in connection with the Exchange Agreement, and $290,000 in proceeds from the equity private placement, as offset by repayment of a short-term loan in the amount of $300,000, repayment of the Operating Company’s bank loan in the amount of $220,000, and a partial prepayment of the long-term loan in the amount of $58,000.

At December 31, 2008, we had cash of $1,705, which cash balance represented an increase of $1,705 in comparison with our cash balance at December 31, 2007.  We have no currently planned material commitments for capital expenditures; however, we presently have no other alternative source of operating capital, without which we may be unable to continue software development, to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success, or to have the capital necessary to fund our ongoing operations and obligations.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Annual Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2008.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

As of February 6, 2008, we dismissed Dale Matheson Carr-Hilton Labonte LLP (“Dale”) as our principal accountant effective on such date, and we appointed Kelly & Co. (“Kelly”) as our new principal accountant.  Dale’s report on our financial statements for fiscal years 2005 and 2006 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  The decision to change accountants was recommended and approved by our Board.

During fiscal years 2005 and 2006, and the subsequent interim period through the dismissal, there were no disagreements with Dale on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Dale, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-K.

We engaged Kelly as our new independent accountant as of February 6, 2008.  During fiscal years 2005 and 2006, and the subsequent interim period through February 6, 2008, we nor anyone on our behalf engaged Kelly regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A(T).  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

Our Principal Executive Officer and Principal Financial Officer conducted a review to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in internal controls during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning current executive officers and directors as of May 10, 2009:

Name	Age	Position
John A. Britchford-Steel	65	Chief Executive Officer and Director
Jose M. Alonso	42	Chief Operating Officer and Director
Keith Ebert	42	Director

John A. Britchford-Steel was President and Chief Executive Officer of ForgeHouse since 2002. He became chief executive officer and director of the Company at January 31, 2008.  He was an owner of The GS Group, LLC, from 1992 to 2007, and he was a manager of GS Security Group, LLC, from 2002 to 2004.  GS Security Group, LLC was an affiliate of ForgeHouse.

Jose M. Alonso was Chief Operating Officer of ForgeHouse since 2002.  He became chief operating officer of the Company at January 31, 2008, and a director at February 1, 2009.  He also served as manager of The GS Group, LLC, from 1992 to 2007 and as a manager of GS Security Group, LLC, from 2002 to 2004.  GS Security Group, LLC was an affiliate of ForgeHouse.

Jorge Vargas was appointed as our Chief Financial Officer, effective February 15, 2008.  Before joining the Company and since 1999, Mr. Vargas worked for American Express Company.  From 2006 to 2008, he was the Director of Finance for their Global Network Services division, where he was in charge of investment optimization, long-range planning, forecasting, budgeting, and financial and management reporting processes.  From 2003 to 2006, Mr. Vargas was a Finance Manager in the same division. In that position, in addition to his leadership roles, he worked with business development leaders to conduct pricing analysis for new bank partnerships. Prior to that, from 1999 to 2003, Mr. Vargas was a Finance Manager in the International Credit Card Services division.

Keith Ebert became our director at January 31, 2008.  Since 2002, he has been, and continues to be, a partner at a private Canadian investment firm.

Our directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are elected by the Board to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. There are no family relationships between or among our directors and executive officers, except Mr. Alonso is the son-in-law of Mr. Britchford-Steel.

Our Board has not had an audit committee, compensation committee, or nominating committee because, due to the Board’s composition and our relatively limited operations, the Board was able to effectively manage the issues normally considered by such committees.

Board Meetings

Our Board held five meetings during the 2008 fiscal year.

Board Nominations

We do not have a nominating committee charter.  The duties and responsibilities of our Board, which acts as the nominating committee, include (i) overseeing corporate governance matters and (ii) nominating new members to serve on the Board.

Our Board will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act and other applicable rules and regulations.  Recommendation materials are required to be sent to the Board at our address listed in this Current Report. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more of our Board to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us.  Our Board considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the Board.

The Board considers and evaluates director candidates that are suggested by members of the Board, as well as management and stockholders.  Although it has not previously done so, the Board may also retain a third-party executive search firm to identify candidates.  The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, interviews with the candidate and others as schedules permit, meeting to consider and approve the candidate, and, as appropriate, preparing and presenting an analysis with regard to particular recommended candidates.  The Board endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long-term interest of our stockholders and contribute to our overall corporate goals.

Our stockholders may send communications to our board of directors by writing to ForgeHouse, Inc., 4625 Alexander Drive, Suite 150, Alpharetta, Georgia 30005, attention:  Chairman of the Board or any specified director.  Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Committees

We do not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and, therefore, the entire board of directors performs such functions.  Our common stock is not currently listed on any national exchange and are we not required to maintain such committees by any self-regulatory agency.  Management does not believe it is necessary for the board of directors to appoint such committees because the volume of matters that currently and historically has come before the board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making.

We do not currently have an audit committee financial expert.  Management does not believe it is necessary to for the board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before the board of directors requiring such an expert.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors performs the functions of a compensation committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such reports, management believes that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors, and 10% shareholders during the year ended December 31, 2008.

Item 11.  Executive Compensation.

The Company does not currently compensate its directors in cash for their service as members of the board of directors. However, the Company does reimburse its directors for reasonable expenses in connection with attendance at board meetings.

The following table sets forth certain annual and long-term compensation paid to the Company’s Chief Executive Officer and its executive officers.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Britchford-Steel, CEO	2008	109,417	None	None	395,849	None	None	None	505,266
	2007	130,000	None	None	None	None	None	None	130,000
	2006	125,583	None	None	None	None	None	8,282	133,865
Jose M. Alonso, COO	2008	109,417	None	None	217,248	None	None	None	326,665
	2007	130,000	None	None	None	None	None	None	130,000
	2006	120,500	None	None	None	None	None	13,975	134,475
Jorge Vargas, CFO	2008	94,500	None	None	281,253	None	None	None	375,753

Employment and Consulting Agreements

In connection with John Britchford-Steel’s appointment as our Chief Executive Officer and Jose M. Alonso’s appointment as our Chief Operating Officer, we entered into employment agreements with each of them (individually, the “Executive”) at January 31, 2008.  Each employment agreement provides for the Executive to receive the following:

•	Initial base salary of $108,000;

•	Annual bonus determined by the Board in its sole discretion;

•
Participation in employee medical, health, pension, welfare and insurance benefit plans as maintained by the Company from time to time for the general benefit of its executive employees, as well as all other benefits and perquisites as are made generally available to the Company’s executive employees; and

•	At least three weeks annual vacation.

In addition, Messrs. Britchford-Steel and Alonso were granted options to purchase 341,000 and 186,000 shares of the Company’s common stock, respectively.  The employment agreements also contain non-competition and confidentiality provisions, along with intellectual property assignment provisions.

If the Executive’s employment is terminated by the Company without cause (as defined in the agreement):

•
The Executive will receive payment of his base salary through and including the date of termination, payment of any earned but unpaid bonus for the prior fiscal year, payment for all accrued but unused vacation time existing as of the date of termination, and reimbursement of business expenses incurred prior to the date of termination;

•	The Executive will be eligible to receive a severance payment equal to six-months base salary, provided he signs a general release of all claims in a form approved by the Board; and

•
The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2008 Incentive Plan.

If the Executive’s employment is terminated by the Company with cause (as defined in the agreement), or by the Executive for any reason by providing written notice to the Company prior to the date of resignation:

•
The Executive will receive payment of his base salary through and including the date of termination, payment of any earned but unpaid bonus for the prior fiscal year, payment for all accrued but unused vacation time existing as of the date of termination, and reimbursement of business expenses incurred prior to the date of termination;

•
The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2008 Incentive Plan; and

•	The Executive may continue to participate in the Company’s employee benefit plans to the extent permitted by and in accordance with the terms thereof or as otherwise required by law.

In the event that the Executive’s employment terminates for reason of death or permanent disability (as defined in the agreement), the Executive, his beneficiary or estate shall be entitled to receive the payments that would have been payable to the Executive under a termination without cause as of the date of death or the date as of which the Company determines in its sole discretion that the Executive had become permanently disabled.

Compensation Policy

The Board will review and determine the compensation provided to our executive officers, including stock compensation.  In addition, the Board will review and make recommendations on stock compensation arrangements for all of our employees.

Our executive compensation policy is designed to enable it to attract, motivate and retain highly qualified executive officers.  The key components of the compensation program will be:

•	base salary;

•	annual incentive bonus awards; and

•	stock options or other awards under the 2008 Incentive Plan.

In arriving at specific levels of compensation for executive officers, the Board will rely on:

•	the recommendations of management;

•	benchmarks provided by generally available compensation surveys;

•	the experience of board members and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in a similar industry; and

•	the advice and counsel of experts and advisors with broad experience in the field of executive compensation.

The Board will seek to ensure that an appropriate relationship exists between executive pay and corporate performance.  Executive officers are entitled to customary benefits generally available to all Company employees, including group medical insurance. The Board may retain compensation consultants to assist the board in determining the compensation of the Chief Executive Officer or senior executive officers.  The Board may form and delegate authority to committees and may delegate authority to one or more designated members of the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of May 10, 2009, by:  (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) our current directors, (iii) our current executive officers, and (iv) all of our directors and executive officers as a group.

Except as indicated by the footnotes below, management believes, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of May 10, 2009.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent ofclass (1)
Common Stock	TWE International, LLC (2)	8,820,000		31.18%
Common Stock	John A Britchford-Steel (2) (6)	5,663,000	(8)	19.78%
Common Stock	Jose M. Alonso (2) (6)	3,714,000	(9)	13.04%
Common Stock	Jorge Vargas (3)	400,000	(10)	1.39%
Common Stock	Keith Ebert (4)	-		-
Common Stock	Directors and executive officers as a group (4 persons)	9,777,000	(11)	34.46%

Common Stock	Palmer Trust (5)	1,575,000		5.55%
Common Stock	Patrick Palmer (5) (7)	1,650,000	(12)	5.82%
Common Stock	Gina Palmer (5) (7)	1,650,000	(12)	5.82%

Series A Convertible Preferred Stock	John A Britchford-Steel (2)	-		-
Series A Convertible Preferred Stock	Jose M. Alonso (2)	-		-
Series A Convertible Preferred Stock	Jorge Vargas (3)	-		-
Series A Convertible Preferred Stock	Keith Ebert (4)	-		-
Series A Convertible Preferred Stock	Directors and executive officers as a group (4 persons)	-		-

Series A Convertible Preferred Stock	Meriel Development, Inc. (13)	380,952		19.05%
Series A Convertible Preferred Stock	Cat Brokerage AG (14)	571,429		28.57%
Series A Convertible Preferred Stock	Hillside Provident Trust (15)	380,952		19.05%
Series A Convertible Preferred Stock	Pashleth Investment Ltd. (16)	666,667		33.33%

(1)	Based on 28,289,834 shares of common stock, and 2,000,000 shares of Series A Convertible Preferred Stock, as applicable, issued and outstanding as of May 10, 2009.

(2)	4625 Alexander Drive, Suite 150, Alpharetta, Georgia 30005.

(3)	435 Stonemont Drive, Weston, Florida 33326.

(4)	Suite 2901 - 1201 Marinaside Crescent, Vancouver, BC, V6Z 2V2.

(5)	13351-D Riverside Dr., #136, Los Angeles, California 91423.

(6)
John Britchford-Steel (60%) and Jose M. Alonso (40%) are the beneficial owners and sole managers of TWE International, LLC. Their shares include their respective percentages of TWE International LLC’s shares.

(7)	Patrick Palmer and Gina Palmer are the co-trustees and sole beneficiaries of the Palmer Trust. Their shares include all of the shares of Palmer Trust.

(8)	Includes 341,000 shares underlying options.

(9)	Includes 186,000 shares underlying options.

(10)	Includes 400,000 shares underlying options.

(11)	Includes the shares set forth in footnotes (8), (9), and (10).

(12)	Includes 75,000 shares underlying options.

(13)	Jasmine Court, 35A Regent Street, Belize City, Belize.

(14)	Gutenbergstrasse 10, 8027 Zurich, Switzerland.

(15)	Suite 500, 280 Nelson St., Vancouver, BC, Canada V6B 2E2.

(16)	1626 Drummond Drive, Vancouver, BC, Canada V6T 1B6.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

John. Britchford-Steel is our Chief Executive Officer and serves as one of our directors.  Mr. Britchford-Steel is not considered to be independent.  Keith Ebert is an independent director.  The determination of independence of directors has been made using the definition of “independent director” contained under Rule 5605(a)(2) of the marketplace rules of The Nasdaq Stock Market, Inc.

Item 14.  Principal Accountant Fees and Services.

For the years ended December 31, 2008 and 2007, Kelly & Co. (“Kelly”) audited our financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Kelly for the years ended December 31, 2008, and 2007, were as follows:
	2008	2007

Audit Fees	$50,000	$49,350

Audit Related Fees (1)	$29,865	$9,350-

Tax Fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$79,865	$58,700

(1)	First, Second, and Third quarter review fees for our 2008 fiscal year and Third quarter review for our 2007 fiscal year.

It is the Board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our registered public accounting firm.  We believe that all audit engagement fees and terms and permitted non-audit services provided by our registered public accounting firm described in the above table were approved in advance by our Board.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

ForgeHouse, Inc.
(a Nevada Corporation)

As of December 31, 2008 and 2007 and
For the Years Ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm	F-1
Combined Financial Statements of ForgeHouse, Inc. (a Nevada corporation):
Combined Balance Sheets as of December 31, 2008 and 2007	F-2
Combined Statements of Operations for the Years Ended December 31, 2008 and 2007	F-3
Combined Statements of Shareholders’ Deficit for the Years Ended December 31, 2008 and 2007	F-4
Combined Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-5
Notes to Combined Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ForgeHouse, Inc.

We have audited the accompanying balance sheets of ForgeHouse, Inc as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2008. ForgeHouse, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ForgeHouse, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $2,799,396 during the year ended December 31, 2008, and as of that date, had a working capital deficiency of $2,707,845 and an accumulated deficit of $2,636,178.   As described more fully in Note 7 to the financial statements, the Company is in default on two loan agreement with private lenders that has caused the loans to become due on demand.  The Company is not aware of any alternative sources of capital to meet such demands, if made.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
May 15, 2009

ForgeHouse, Inc.

Combined Balance Sheets
As of December 31, 2008 and 2007

ASSETS
	2008	2007
Current assets:
Cash	$1,705	-
Accounts receivable - trade	80,168	$42,323
Prepaid insurance	9,678	7,052
Escrowed funds	-	7,114
Total current assets	91,551	56,489
Equipment, net of accumulated depreciation of $37,739 and $28,142, respectively	24,711	14,123
Software development costs, net of accumulated amortization of $130,000 and $95,333	43,333	78,000
Deposit	3,623	-
Total assets	$163,218	$148,612
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable in default	$1,400,000	$1,400,000
Cash overdraft	-	$9,712
Accounts payable - trade	908,121	655,662
Related party payable	29,067	120,559
Dividend payable	73,938	-
Accrued payroll and related expenses	255,611	27,198
Accrued expenses	6,005	184,805
Accrued interest on notes payable	22,635	648,029
Current portion of obligations under capital leases	4,398	4,262
Deferred revenue	49,621	-
Notes payable - current	50,000	449,657
Total current liabilities	2,799,396	3,499,884
Obligations under capital leases	-	4,398
Total liabilities	$2,799,396	$3,504,282
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized and 2,000,000 shares issued as Series A Convertible preferred stock	-	-
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$2,000	-
Common stock, $.001 par value, 100,000,000 shares authorized, 28,289,834 shares issued and outstanding	28,290	$15,000
Additional paid in capital	4,515,737	1,248,978
Accumulated deficit	(7,182,205)	(4,619,648)
Total stockholders' deficit	$(2,636,178)	$(3,355,670)
Total liabilities and stockholders' deficit	$163,218	$148,612

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Combined Statements of Operations
For the Years Ended December 31, 2008 and 2007
	For the Year Ended December 31,
	2008	2007
Service contract revenue	$219,556	$145,498
Product revenue	82,830	73,694
Net revenues	302,386	219,192
Operating expenses:
Costs of revenues	96,701	100,798
Software development costs	132,126	284,442
Payroll related expenses	850,374	415,163
Professional fees	396,024	460,265
Depreciation and amortization	44,264	37,250
Stock based charges	1,148,034	-
General and administrative	306,488	164,281
Total operating expenses	2,974,011	1,462,199
Loss from operations	(2,671,625)	(1,243,007)
Other expense:
Interest expense	(182,744)	(356,804)
Other expense	(84)	-
Total other expense	(182,828)	(356,804)
Loss before extraordinary item	(2,854,453)	(1,599,811)
Gain on restructuring of debt	365,834	-
Net loss before income taxes	(2,488,619)	(1,599,811)
State income taxes	-	-
Net loss after taxes	$(2,488,619)	$(1,599,811)
Loss per share - basic and diluted
Loss per share, before extraordinary item	$(0.11)	$(0.11)
Net loss per share	$(0.09)	$(0.11)
Weighted average shares outstanding	27,059,045	15,000,000

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Combined Statements of Shareholders’ Deficit
For the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Pain In	ForgeHouse Accumulated	VIE Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total
Balance, December 31, 2006	-	-	15,000,000	15,000	994,035	(3,019,837)	(24,523)	(2,035,325)
Member contributed capital	-	-	-	-	254,943	-	-	254,943
Net loss	-	-	-	-	-	(1,599,811)	(44,835)	(1,644,646)
Balance, December 31, 2007	-	-	15,000,000	15,000	1,248,978	(4,619,648)	(69,358)	(3,425,028)
Sale of preferred A shares	2,000,000	2,000	-	-	2,098,000	-	-	2,100,000
Reverse merger	-	-	13,000,000	13,000	(243,290)	-	-	(230,290)
Removal of VIE	-	-	-	-	(73,302)	-	69,358	(3,944)
Shares issued for debt	-	-	45,812	46	45,754	-	-	45,800
Shares issued for cash	-	-	244,022	244	290,144	-	-	290,388
Expenses paid by officers	-	-	-	-	1,420	-	-	1,420
Stock based charges	-	-	-	-	1,148,033	-	-	1,148,033
Dividend	-	-	-	-	-	(73,938)	-	(73,938)
Net loss	-	-	-	-	-	(2,488,619)	-	(2,488,619)
Balance, December 31, 2008	2,000,000	$2,000	28,289,834	$28,290	$4,515,737	$(7,182,205)	$-	$(2,636,178)

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Combined Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	For the Year Ended December 31,
	2008	2007
Cash flows used in operating activities:
Net loss	$(2,488,619)	$(1,599,811)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	9,598	2,205
Amortization of software development costs	34,667	34,667
Gain on restructure of debt	(365,834)	-
Contribution of AMEX miles	-	6,652
Amortization of stock based charges	1,148,033	-
Expenses paid by officers	1,420	-
Decrease (increase) in assets:
Escrowed funds	7,114	(7,114)
Accounts receivable - trade	(37,845)	(20,562)
Prepaid expenses and other current assets	(2,626)	(6,262)
Inventory	-	-
Deposit	(3,623)	-
Increase (decrease) in liabilities:
Accounts payable - trade	298,259	517,517
Accrued interest on debt	(259,560)	371,687
Accrued expenses	(178,800)	193,495
Accrued payroll	228,413	20,494
Deferred revenue	49,621	-
Related party payable	(91,492)	120,559

Cash used in operating activities	(1,651,274)	(366,473)
Cash flows used in investing activities:
30% purchase of ForgeHouse LLC	(171,430)	-
Recapitalization of Milk Bottle Cards Inc. - reverse merger	(8,860)	-
Capital lease	136	9,085
Acquisition of equipment	(20,186)	(13,653)

Cash used in investing activities	(200,340)	(4,568)
Cash flows provided by financing activities:
Payments of notes payable	(449,657)	(105,449)
Proceeds from the sale of preferred A stock	2,100,000	-
Proceeds from notes payable	50,000	300,000
Issuance of common shares for cash	290,388	-
Proceeds from owners	-	194,291
Purchase and retirement of stock	(50,000)	-
Payment on capital lease	(4,398)	(425)
Dissolution of variable interest entity	(73,302)	-
Net increase (decrease) in bank overdrafts	(9,712)	(17,376)

Cash provided by financing activities	1,853,319	371,041

Net increase (decrease) in cash	1,705	-

Cash at beginning of period	-	-

Cash at end of period	$1,705	$-

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Combined Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

Supplemental Disclosure of Cash Flow Information

	For the Year Ended December 31,
	2008	2007
Cash paid during the fiscal years for:
Interest	$368,571	$-
Income taxes	$-	$800

Non-Cash Transactions

Contribution of accrued services by owners:
Accrued expenses	-	$54,000
Additional paid in capital	-	$(54,000)

Dividend on Series A preferred shares:
Dividend payable	$73,938	-
Dividend	$(73,938)	-

Issuance of shares in satisfaction of accounts payable:
Accounts payable	$45,800	-
Common stock	$(46)	-
Additional paid in capital	$(45,754)	-

The accompanying notes are an integral part of the financial statements.

1.       Description of the Company's Business

Nature of Operations

ForgeHouse, Inc. (the Company) (formerly Milk Bottle Cards, Inc.) is currently engaged in the sale of and development of ongoing enhancement to OneVision®, its proprietary software system.  The Company’s OneVision® system is a web based application that offers a virtual command and control system for certain compliance, physical security and maintenance applications.

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

In July 2007, the members (the “Members”) of ForgeHouse, LLC, a Georgia limited liability company (the “Operating Company”), entered into a Nonbinding Letter of Intent with Milk Bottle Cards, Inc. (“Milk Bottle”) (a non-operating public shell corporation), whereby the Members were to exchange their membership interests for Milk Bottle common stock and cash.  On January 31, 2008, Milk Bottle and the Members entered certain agreements (the “Exchange Agreement”) that resulted in, among other items, the exchange of all of their membership interests in the Operating Company for 10,500,000 shares of common stock of Milk Bottle (approximately 37.5% of all outstanding common stock of the Company as of the closing of the exchange transaction).  As a result of the exchange, the Operating Company became a wholly-owned subsidiary of Milk Bottle, which changed its name to ForgeHouse, Inc. (sometimes referred to as the “Resulting Company”).  For accounting purposes, the transaction is considered a “reverse merger” under which ForgeHouse is considered the acquirer of the Company.  Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of the Company while the historical results are those of ForgeHouse, but they were retroactively restated (a recapitalization) for the equivalent number of shares received by the Company in the exchange transaction.  Earnings per share for the periods prior to the exchange transaction have been restated to reflect the number of equivalent shares received by the ForgeHouse members.  The ForgeHouse members as a result of the merger transaction own approximately 35% of the Company.

Principles of Combination

The combined financial statements include the accounts of the Company and its wholly owned subsidiary, ForgeHouse.  All significant transactions among the combined entities have been eliminated upon combination.

2.       Summary of Significant Accounting Policies

Transition from Development Stage Operations and the Start of Ongoing Operations

In April 2007, ForgeHouse entered into a licensing agreement with a national physical security industry provider (the “Licensee”).  In this licensing agreement, ForgeHouse granted an exclusive license to the Licensee for the use, marketing and distribution rights to OneVision® software for use by the Licensee in its own physical security service operations and the right to sub-lease OneVision® to all non-governmental physical security service entities in the United States.  The execution of this agreement marked ForgeHouse’s transition from the development stage to ongoing operations.  Accordingly, the Company’s operations in 2007 do not reflect inception-to-date information nor was it treated as an entity in the development stage.

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

Escrowed Funds

At December 31, 2008, the Company had used all funds that were available and restricted to certain Board approved Company operating expenses.

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

Concentration of Credit Risk

At December 31, 2008, the Company had $0 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank.

Software Development Costs

The Company accounts for development costs related to software products to be sold, leased, or otherwise marketed in accordance with FASB SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  The Company's software was available July 1, 2003, for general release approximately seven months after the establishment of technological feasibility and, accordingly, the Company capitalized certain software development costs incurred during that period.  SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development.  During the years periods ended December 31, 2008 and 2007, the Company did not capitalize any software development costs.  The Company capitalized $173,333 in software development costs as of December 31, 2008.  The Company expensed $132,126 and $284,442 as research and development expense during the years ended December 31, 2008 and 2007, respectively.

In accordance with SFAS No. 2, the costs the Company incurs to enhance its existing products are expensed in the period they are incurred and included in software development costs in the statements of operations.

Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on a product-by-product basis on the straight-line method over the software product's economic useful life.  Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately.  During the years ended December 31, 2008 and 2007, amortization of software development costs totaled $34,667 and $34,667, respectively.

Management has concluded that the software development costs have no residual value and a five-year period of amortization, with the amortization period starting with the first general sale of the product after the beta site.  This occurred in April 2005.

The Company includes in software development expense those costs related to the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives;

•	Testing in search for, or evaluation of, product or process alternatives;

•	Modification of the formulation or design of a product or process; and

•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Future amortization of the software development costs is as follows for the years ended December 31:

2009	$34,667
2010	8,666
$43,333

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

The adoption of this statement did not have a material impact on our combined results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of December 31, 2008, are classified in the table below in one of the three categories described above:

 Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$1,705	-	-	$1,705
Escrowed Funds	-	-	-	-
Cash, Cash Equivalents and Escrowed Funds	$1,705	-	-	$1,705

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

As of December 31, 2008, the Company had issued and outstanding common stock equivalents comprised of common stock options and warrants that can be converted into 3,877,000 shares of common stock.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2008, the Company had cash of 1,705.

Accounts Receivable - Trade and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on its historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Based on the Company's status as a development stage company until 2007 and past level of sales, the Company has not experienced any accounts receivable that could not be collected, and as such, the allowance for doubtful accounts is zero at December 31, 2008. As the Company expands, it fully expects the allowance for doubtful accounts to increase from zero.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. The Company buys and resells hardware as necessary, but does not carry inventory on-hand for extended periods of time, and had no PDA's for resale on-hand at December 31, 2008.

Prepaid Expenses

The Company's prepaid expenses consist mainly of amounts paid for annual insurance contracts. The amounts are expensed ratably over the term of the contract.

Equipment

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. When equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During the years ended December 31, 2008 and 2007, the Company did not dispose of any equipment. The estimated useful lives of computer and office equipment are as follows:

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

The Company has entered into an operating lease agreement for its corporate office which contains provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent.” Deferred rent was not material at December 31, 2008.

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

Deferred Revenue - Amounts Billed in Advance

The Company recognizes revenue as earned. Amounts billed in advance of the period in which service is rendered will be recorded as a liability under “Deferred revenue.” The Company had $49,621 of deferred revenue at December 31, 2008.

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

3.       Variable Interest Entity

ForgeHouse determined its debt servicing of the GS Security's SBA loan required GS Security to be recognized as a variable interest entity as defined in FIN 46R. ForgeHouse concluded that it was the primary beneficiary and, as a result, combined its financial operating results with those of GS Security from January 1, 2005 through January 31, 2008. The combination of GS Security with ForgeHouse did not materially affect its operating results or its financial condition.  As of December 31, 2008, GS Security is no longer combined with the Company. as a result of the satisfaction of the SBA Loan in February 2008 (Note 7 - Debt).  For consistency, the balance sheet as of December 31, 2007 and the statement of operations for the years ended December 31, 2008 and 2007 do not include the operations of the variable interest entity.

Reconciliation of Balance Sheet Presented to Consolidated Balance Sheet as Filed

A reconciliation of the balance sheet shown above to the consolidated balance sheet which was filed in an 8-K/A on April 22, 2008 is as follows:

ASSETS

	Per Balance	Per Balance	Consolidated
	Sheet Shown	Sheet of VIE	Balance Sheet
	Above as of	As of	As of
	December 31,	December 31,	December 31,
Current assets:	2007	2007	2007
Accounts receivable - trade	$42,323	-	$42,323
Prepaid insurance	7,052	-	7,052
Escrowed funds	7,114	-	7,114
Total current assets	56,489	-	56,489
Equipment, net of accumulated depreciation of $28,142	14,123	-	14,123
Software development costs, net of accumulated amortization $95,333	78,000	-	78,000
Total assets	$148,612	-	$148,612

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$9,712	-	$9,712
Accounts payable - trade	655,662	-	655,662
Related party payable	120,559	-	120,559
Accrued payroll and related expenses	27,198	-	27,198
Accrued expenses	184,805	-	184,805
Accrued interest on notes payable	648,029	$12,424	660,453
Current portion of obligations under capital leases	4,262	-	4,262
Related party notes payable - current	580,000	-	580,000
Notes payable - current	149,657	56,934	206,591
Total current liabilities	2,379,884	69,358	2,449,242
Obligations under capital leases	4,398	-	4,398
Related party notes payable, less current portion	1,120,000	-	1,120,000
Total liabilities	$3,504,282	$69,358	$3,573,640
Commitments and contingencies
Stockholders' deficit:
Additional paid in capital	$1,263,978	-	1,263,978
Accumulated deficit	(4,619,648)	$(69,358)	(4,689,006)
Total stockholders' deficit	$(3,355,670)	$(69,358)	$(3,425,028)
Total liabilities and stockholders' deficit	$148,612	-	$148,612

4.       Accounts Receivable - Trade

Accounts receivable - trade is comprised of the following at December 31, 2008:

Accounts receivable - trade	$80,168
Allowance for doubtful accounts receivable	-
Accounts receivable - trade, net	$80,168

The Company did not provide for an allowance for doubtful accounts as of December 31, 2008 as all open account balances were determined to be collectible.  The accounts receivable - trade account as of December 31, 2008 (and also those that arise from future operations) are pledged as security as part of the Company's loans with the private and commercial lenders (Note 7 - Debt).

5.       Equipment

Equipment, net is comprised of the following at December 31, 2008:

Computer equipment	$2,397
Office furniture	42,302
Office equipment	8,667
Equipment under capital lease	9,085
Total equipment	62,451
Less: accumulated depreciation	(37,739)
Equipment, net	$24,712

Depreciation expense amounted to $9,598 and $2,583 for the years ended December 31, 2008 and 2007, respectively. All of the equipment, with a net book value of $24,712, was pledged as security for the Company's loans two loans with the private lender (Note 7 - Debt).

6.       Obligations under Capital Lease

The Company leases certain equipment under a capital lease. The equipment under such capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment.  Equipment held under capital leases is included in the Balance Sheet as equipment; net was $9,085 at December 31, 2008. Accumulated depreciation of the leased equipment at December 31, 2008 was $3,211. Depreciation of assets under such capital lease is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2008, are as follows:

Amount
2010	$4,676
Total minimum lease payments	4,676
Less: amount representing interest	(278)
Present value of net minimum lease payments	4,398
Less: current maturities of capital lease obligations	(4,398)
Long-term capital lease obligations	$-

[Balance of page intentionally left blank]

7.       Debt

Debt is comprised of the following:

Debt in Default

	2008	2007
Unsecured debt that was restructured and re-written as of January 31, 2008 with principal amount of $200,000 that accrues interest at a rate of 6% per annum until maturity and 8% after maturity, with payments of $40,000 due every six months beginning December 31, 2008 until and including December 31, 2010.  This note must be prepaid in whole or in part as part of the closing of any equity or debt financing of the Company in the amount equal to 20% of the net funding received or the remaining loan balance, whichever is less.  The payment due December 31, 2008 was not made and a notice of default was received in February 2009.
	$200,000	200,000
Secured debt that was restructured and re-written as of January 31, 2008 with a principal amount of $1,200,000, that accrues interest at a rate of 6% per annum and is secured by substantially all of the assets of the Company.  The promissory note calls for principal payments of $240,000 commencing on December 31, 2008 and continuing every six months until and including December 31, 2010.  This note must be prepaid in whole or in part of the closing of any equity or debt financing of the Company in the amount equal to 20% of the net funding received or the remaining loan balance, whichever is less.  The payment due December 31, 2008 was not made and a notice of default was received in January 2009.
	1,200,000	1,200,000
Debt in default	$1,400,000	$1,400,000

Short Term Notes Payable

North Atlanta National Bank - Small Business Administration Guaranteed Loan

On August 19, 2002, the ForgeHouse variable interest entity entered into a loan agreement with North Atlanta National Bank (the “Lender”) which was guaranteed by the Small Business Administration (the “SBA Loan”). The SBA Loan had a face value of $456,000 with a variable interest rate based on the Wall Street Journal prime rate plus 2.75% per annum. The SBA Loan required monthly payments of $6,331 and originated in August 2002 with all unpaid principal and interest due at maturity in August 2010. The amount of the monthly SBA Loan payment was subject to annual payment adjustment each August to provide for the ratable amortization over the remaining term of the loan. The interest rate at December 31, 2007 was 11.0% and at February 5, 2008 (the date the note was satisfied - see Note 1.) was 10.0%.  The weighted average interest rate for the nine-month period ended December 31, 2007 and period from January 1, 2008 to February 5, 2008 was 11.0% and 10.0%, respectively. The SBA Loan was secured by substantially all of the assets (both tangible and intangible) of ForgeHouse and GS Security (Note 3 - Variable Interest Entity). The loan had an outstanding balance of $149,657 at December 31, 2007 and was fully satisfied in February 2008.

Short Term Bridge Financing

In the October 2008, the Company obtained short term financing from an investor group in the form of two $25,000 demand notes.  The loans were necessary to sustain the ongoing operations of the Company.  The loans are unsecured and interest is payable upon demand of payment of the principal.  The loans are still outstanding at December 31, 2008 and bear interest at a rate of 10% per annum.

In the fourth quarter of 2007, ForgeHouse completed a short term bridge financing (the bridge loan) with an investor group for $300,000, which came in four tranches during the quarter ended December 31, 2007.  The bridge loan was necessary to sustain the ongoing operations of ForgeHouse until the Exchange Agreement and the related equity financing was complete (Note 1.- Description of Company's Business).  The loan was guaranteed personally by the CEO and COO of ForgeHouse (Note 9 - Related Party Transactions).  The loan was satisfied in February 2008, and while outstanding, bore an interest rate of 6% per annum.

Debt in Default

After All Group

In August 2006, ForgeHouse borrowed $200,000 from a group (“After All”) that consisted of some of the same owners (who were members of ForgeHouse) of Arngrove Group Holdings, Ltd. The loan was unsecured and interest accrues at a rate of 20% per annum, which is calculated monthly and rolled into the principal balance of the loan. The loan term was six months from the issuance date and has been extended on a month-to-month basis at the discretion of After All.  This note payable was restructured on January 31, 2008 and all accrued interest was forgiven, which is included in the gain on the restructuring of debt in the statement of operations.  The restructured note is at an interest rate of 6% per annum, with scheduled principal payments of $40,000 to be made starting December 31, 2008, and every six months thereafter, up to and including December 31, 2010.  The long term balance, current principal balance, and accrued interest balance at December 31, 2008, was $120,000, $80,000 and $11,014, respectively.  Interest accrues at 8% beyond maturity.  This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

Arngrove Group Holdings Ltd.

In May 2005, ForgeHouse entered into a combination debt, sale of Members' equity and services agreement transaction (the “Agreement”) with Arngrove Group Holdings Ltd (a United Kingdom entity) (“Arngrove”). The Agreement provided ForgeHouse with a line-of-credit facility (the “Loan Agreement”) that called for Arngrove to advance ForgeHouse as requested up to $100,000 per month, with a maximum aggregate principal amount not to exceed $1,200,000 over the twelve month period ending May 2006. The Loan Agreement was evidenced by a note payable with a not-to-exceed face amount of $1,200,000 with a fixed interest rate of 10.0% per annum.  The Loan Agreement for financial reporting purposes was discounted at inception to reflect an effective interest rate yield of 29.7% (as of the date the Loan Agreement promissory note was created); its initial discount recognized was $114,622. The discount was being accreted ratably over the initial life of the Loan Agreement promissory note. The required annual interest only payments were to commence as of June 1, 2006, but were not made.  As such, in 2006, the Loan Agreement's restrictive covenants went into default and all of the unaccreted discount was expensed.

The Agreement also included a services contract that provided for Arngrove to provide certain consulting services and to receive a fee (the “Fee”) of approximately $120,000 each year, payable monthly within 7 days of each month-end. The Fee was a required portion of the Agreement. It is being treated by ForgeHouse as additional interest. ForgeHouse determined that the nature of the consultancy services called for in the Agreement were investor's due diligence procedures or were not provided to ForgeHouse at all.  ForgeHouse did not make any Fee payments to Arngrove as provided for in the service contract until the agreement was restructured at January 31, 2008, at which time payments totaling $368,571 were made to satisfy all accrued interest and management fees on the Arngrove and After All notes.  This resulted in a first quarter gain on the restructuring of debt of $365,834.

The Agreement included the sale of Members equity to four individuals related to Arngrove for $300,000 and a 30% interest in ForgeHouse (Note 10). This was a necessary provision to obtain the loan, which was why ForgeHouse accepted the investment at a discounted price. ForgeHouse, based on prior equity investments, estimated the fair value of the 30% equity interest at $600,000. ForgeHouse trifurcated the values of the loan, equity interest, and service contract based on the net cash received from the agreement, resulting in the recording of the equity investment at a value of $414,622 and a discount on the underlying loan of $114,622, to be amortized over the life of the loan.  However, as mentioned above, the loan discount was accelerated when the note became in default in 2006.  This 30% interest was purchased by the Company at January 31, 2008 for $171,430.

ForgeHouse restructured the debt in January 2008 as part of the exchange transaction (Note 10 - Equity), and, as such, the debt is classified as a long term Note Payable on the face of the balance sheet.  This note payable was restructured on January 31, 2008 at an interest rate of 6% per annum, with scheduled principal payments of $240,000 to be made starting December 31, 2008 and every six months thereafter, up to and including December 31, 2010.  Interest accrues at 8% beyond maturity.  The amount of stated interest related to the Loan Agreement was included in accrued interest and was $8,020 at December 31, 2008.  This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

The Company incurred interest expense during the years ended December 31, 2008 and 2007 of $47,399, $182,744, $190,530 and $356,804, respectively, all of which was charged to operations.

All debt, totaling $1,450,000 is due during the year ended December 31, 2009.

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

The accompanying financial statements as of December 31, 2008 have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of December 31, 2008, the Company’s current liabilities exceeded its current assets by $2,707,845 and its total liabilities exceeded its total assets by $2,636,178. The Company also has substantial debt that was restructured in January 2008 (Note 7 - Debt).  These factors raise substantial doubt about the Company's ability to continue as a going concern. During 2008, management intends to raise additional debt and/or equity financing to fund future operations, ongoing software development costs and debt retirement needs. The Company’s marketing plan is to assist its licensees and to promote the expand acceptance and use of its OneVision®product, and to develop additional applications in industries where there is significant anticipated demand requirements. Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings from a related party or lending institutions or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

Operating Leases

The Company recognized rental expense of $28,437 and $22,158 for the years ended December 31, 2008 and 2007, respectively.  The Company occupied its Norcross, Georgia facility under a rental agreement that had a lease term that expired in March 2007. The Company began subleasing space from a third party for $1,500 per month in October 2007 on a month-to-month basis until they entered their current lease agreement starting on June 1, 2008.  The 39 month lease calls for initial monthly payments of $3,623 and does not have any renewal options.

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

The Company had three customers that individually comprised more than 10% of the accounts receivable - trade balance, for a total of 82% of the accounts receivable - trade balance at December 31, 2008.

One customer was individually responsible for more than 10% of the revenue for the years ended December 31, 2008 and 2007, totaling 80% and 76%, respectively, of the Company's sales during the period.

The Company made 100% of its hardware purchases for resale from one vendor in the years ended December 31, 2008 and 2007.  The Company feels that other vendors with similar products could be used.

If the Company were to lose any of these customers or vendors, the impact on its financial statements would be unknown, but could be significant. The Company has not experienced any such loss of customers or vendors as of December 31, 2008.

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

Shares Issued in Satisfaction of Accounts Payable – Trade

In June 2008, the Company issued 45,812 shares of the Company’s common stock to two individuals for satisfaction of $45,800 of accounts payable – trade at $1.00 per share.

Options Activity

A summary of the option activity as of December 31, 2008, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding atDecember 31, 2007	-	-	-	-
Granted	1,877,000	$1.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2008	1,877,000	$1.00	-	$-
Exercisable at December 31, 2008	727,000	$1.01	-	$-

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

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	2.78 to 3.83%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5-10 years
Weighted average fair market value of options granted	$1.13

Warrant Activity

A summary of the warrant activity as of December 31, 2008, and changes during the period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2007	-	-
Issued	2,000,000	$1.00
Exercised	-	-
Outstanding, December 31, 2008	2,000,000	$1.00
Exercisable, December 31, 2008	2,000,000	$1.00

On January 31, 2008, the Company sold 2,000,000 units, with each unit consisting of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock.  The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,877,000
Warrants	2,000,000
Reserved shares at December 31, 2008	3,877,000

11.       Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of December 31, 2008, all potentially dilutive common stock equivalents amounted to 5,877,000 shares.

The following table illustrates the computation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2008	2007
Numerator:
Net loss	$(2,488,619)	$(1,599,811)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	27,059,045	15,000,000
Basic and diluted net loss per share	$(0.09)	$(0.11)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

	For the Year Ended December 31,
	2008	2007
Options to purchase shares of common stock	1,877,000	-
Warrants to purchase shares of common stock	2,000,000	-
Convertible preferred stock	2,000,000	-
Total	5,877,000	-

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
2.1
Agreement and Plan of Exchange by and among Milk Bottle Cards, Inc., and certain members of ForgeHouse, LLC, dated January 31, 2008 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

|2.2
Capital Interest Purchase Agreement, by and among the Company and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated January 31, 2008 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

2.3
Repurchase Agreement, by and between the Company and Nicole Milkovich, dated January 31, 2008 (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

3.1
Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005).

3.3
Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

3.4
Articles of Exchange, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).

10.2	Form on Incentive Stock Option Award Agreement under the 2008 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.3	Form of Nonqualified Stock Option Award Agreement under the 2008 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.4	Employment Agreement with John Britchford-Steel, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.5	Employment Agreement with Jose Alonso, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.6
Mutual Release, by and among the Company, ForgeHouse, and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.7
Form of Lock-Up Agreement, dated as of December 12, 2007, by and between the Company and each of certain beneficial stockholders (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.8
Form of Subscription Agreement, dated as of January 31, 2008, by and between the Company and each of certain preferred stockholders (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.9
Form of Common Stock Purchase Warrant, dated as of January 31, 2008, by and between the Company and each of certain preferred stockholders (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.10
Promissory Note, in favor of Arngrove Group Holdings Ltd., dated as of January 31, 2008 (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.11	Promissory Note, in favor of After All Limited, dates as of January 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.12
Subordination and Intercreditor Agreement, by and among the Company, ForgeHouse, and Paul Grootendorst, Bryan Irving, Brooks Mileson, and Ian Morl, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.13	Employment Agreement with Jorge Vargas, dated as of February 15, 2008 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

10.14
Service and Software License Agreement, dated April 15, 2007, by and between the Company and Securitas Security Services USA, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

10.15	Office Lease Agreement, by and between the Company and Wolff Atlanta Portfolio, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

21.1	ForgeHouse, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGEHOUSE, INC.

By:	/s/ JOHN BRITCHFORD-STEEL
John Britchford-Steel
Chief Executive Officer (Principal Executive Officer)

/s/ JORGE VARGAS
Jorge Vargas
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN BRITCHFORD-STEEL	Chief Executive Officer and Director	May 15, 2009
John Britchford-Steel

/s/ JOSE M. ALONSO	Chief Operating Officer and Director	May 15, 2009
Jose M. Alonso

	Director	May __, 2009
Keith Ebert

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.