Form 10-Q
period 2009-03-31
ForgeHouse, Inc.
filed 2009-05-20
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number:  333-124304

FORGEHOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4625 Alexander Dr., Suite 150, Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

(404) 495-3910
(Registrant’s telephone number, including area code)

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
 Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
28,289,834 shares of common stock issued and outstanding at May 20, 2009.

FORGEHOUSE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2009

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations.  These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.

The following discussion of the financial condition and results of operation of ForgeHouse, Inc. (“ForgeHouse,” the “Company,” “we,” “us,” and, as noted, the “Resulting Company”) should be read in conjunction with the financial statements and the notes to those statements included herein.  Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; a continuing inability to obtain sufficient financing to effectuate our business plan; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ForgeHouse, Inc.
(a Nevada Corporation)

As of March 31, 2009 and December 31, 2008 and
For the three month periods ended March 31, 2009 and 2008

ForgeHouse, Inc.

Index to the Financial Statements
As of March 31, 2009 and 2008 and
For the Three Month Periods Ended March 31, 2009 and 2008

ForgeHouse, Inc.

Balance Sheets
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$22,570	1,705
Accounts receivable - trade	31,622	$80,168
Inventory	8,065	-
Prepaid insurance	1,501	8,178
Escrowed funds	-	-
Total current assets	63,758	90,051
Equipment, net of accumulated depreciation of $40,259 and $28,142, respectively	22,191	24,711
Software development costs, net of accumulated amortization of $138,667 and $95,333	34,667	43,333
Deposit	3,623	3,623
Total assets	$124,239	$161,718
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable in default	$1,400,000	$1,400,000
Accounts payable - trade	899,188	908,121
Related party payable	29,067	29,067
Dividend payable	93,151	73,425
Accrued payroll and related expenses	384,189	255,611
Accrued expenses	6,190	6,005
Accrued interest on notes payable	55,427	22,635
Current portion of obligations under capital leases	3,247	4,398
Deferred revenue	100,269	49,621
Notes payable - current	50,000	50,000
Total current liabilities	3,020,729	2,798,883
Obligations under capital leases	-	-
Total liabilities	$3,020,729	$2,798,883
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized and 2,000,000 shares issued as Series A Convertible preferred stock	-	-
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$2,000	2,000
Common stock, $.001 par value, 100,000,000 shares authorized, 28,289,834 shares issued and outstanding	28,290	$28,290
Additional paid in capital	4,658,808	4,573,722
Accumulated deficit	(7,585,588)	(7,241,177)
Total stockholders’ deficit	$(2,896,490)	$(2,637,165)
Total liabilities and stockholders’ deficit	$124,239	$161,718

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Operations
For the Three Month Periods Ended March 31, 2009 and 2008

	For the Three Month Period
	Period Ended March 31,
	2009	2008
Service contract revenue	$51,918	$46,128
Product revenue	74,258	22,686
Net revenues	126,176	68,814
Operating expenses:
Costs of revenues	100,440	22,896
Software development costs	2,541	46,857
Payroll related expenses	171,667	232,280
Professional fees	5,341	240,221
Depreciation and amortization	11,187	9,441
Stock based charges	85,082	907,285
General and administrative	40,775	101,664
Total operating expenses	417,032	1,560,644
Loss from operations	(290,857)	(1,491,830)
Other expense:
Interest expense	(33,826)	(101,786)
Other expense	-	-
Total other expense	(33,826)	(101,786)
Loss before extraordinary item	(324,683)	(1,593,616)
Gain on restructuring of debt	-	365,834
Net loss before income taxes	(324,683)	(1,227,782)
State income taxes	-	-
Net loss after taxes	$(324,683)	$(1,227,782)

Loss per share - basic and diluted
Loss per share, before extraordinary item	$(0.01)	$(0.07)
Net loss per share	$(0.01)	$(0.05)
Weighted average shares outstanding	28,289,834	23,571,429

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows
For the Three Month Periods Ended March 31, 2009 and 2008

	For the Three Month Period
	Period Ended March 31,
	2009	2008
Cash flows used in operating activities:
Net loss	$(324,683)	$(1,227,782)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,521	774
Amortization of software development costs	8,667	8,667
Gain on restructure of debt	-	(365,834)
Amortization of stock based charges	85,082	907,284
Decrease (increase) in assets:
Escrowed funds	-	(195,222)
Accounts receivable - trade	48,546	21,270
Prepaid expenses and other current assets	6,667	1,277
Inventory	(8,065)	-
Increase (decrease) in liabilities:
Accounts payable - trade	(8,934)	(3,530)
Accrued interest on debt	32,792	(280,602)
Accrued expenses	185	154,964
Accrued payroll	128,578	9,372
Deferred revenue	50,648	-
Related party payable	-	(91,792)

Cash used in operating activities	22,016	(1,061,154)
Cash flows used in investing activities:
30% purchase of ForgeHouse LLC	-	(171,430)
Recapitalization of Milk Bottle Cards Inc. - reverse merger	-	(8,860)
Acquisition of equipment	-	(6,411)

Cash used in investing activities	-	(186,701)
Cash flows provided by financing activities:
Proceeds from the sale of preferred A stock	-	2,100,000
Proceeds from the issuance of related party debt	-	(300,000)
Payments on debt	-	(206,591)
Purchase and retirement of stock	-	(50,000)
Payment on capital lease	(1,151)	(1,017)
Dissolution of variable interest entity	-	(3,944)
Net increase (decrease) in bank overdrafts	-	(9,712)

Cash provided by financing activities	(1,151)	1,528,736

Net increase (decrease) in cash	20,865	280,881

Cash at beginning of period	1,705	(2,599)

Cash at end of period	$22,570	$278,282

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows
For the Three Month Periods Ended March 31, 2009 and 2008

	For the Three Month Period
	Period Ended March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information

Cash paid during the fiscal years for:
Interest	$125	$383,235
Income taxes	$-	$-

Non-Cash Transactions

Dividend on Series A preferred shares:
Dividend payable	$19,726	$-
Dividend	$19,726	$-

The accompanying notes are an integral part of the financial statements.

1.	Description of the Company’s Business

Nature of Operations

ForgeHouse, Inc. (the Company) (formerly Milk Bottle Cards, Inc) is currently engaged in the sale of and development of ongoing enhancement to OneVision®, its proprietary software system.  The Company’s OneVision® system is a web based application that offers a virtual command and control system for certain compliance, physical security and maintenance applications.

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

Principles of Combination

The financial statements include the accounts of the Company and its wholly owned subsidiary, ForgeHouse. All significant transactions among the combined entities have been eliminated upon combination.

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

The Company recognizes revenue from monthly access fees charged to customers for access to the Company’s OneVision® software as well as certain related licensee hardware sales, technical support fees, applications programming and training services.

Service Contract Revenue

The Company recognizes revenue on service contracts ratably over applicable contract periods or as services are performed.  Amounts billed and collected before the services are performed are included in deferred revenues.

The agreement with the Licensee provides for payments to the Company at a base service fee of $10,000 per month along with an annual per user service fee payable at the beginning of each service year that Licensee utilizes the OneVision® service.  The annual user service fees are a minimum of $1,140 per year, with additional optional services and hardware available.  The Company’s per user service fee rates are subject to an upward rate adjustment if the Licensee does not meet certain agreed upon user participation levels.  Further, in order for the Licensee to maintain the exclusivity rights in the United States, the Licensee must meet minimum user participation levels and have paid all fees due under the agreement.

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

Escrowed Funds

At March 31, 2009, the Company had used all funds that were available and restricted to certain Board approved Company operating expenses.

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

Concentration of Credit Risk

At March 31, 2009, the Company had $0 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank.

Software Development Costs

The Company accounts for development costs related to software products to be sold, leased, or otherwise marketed in accordance with FASB SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  The Company’s software was available July 1, 2003, for general release approximately seven months after the establishment of technological feasibility and, accordingly, the Company capitalized certain software development costs incurred during that period.  SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development.  During the three month periods ended March 31, 2009 and 2008, the Company did not capitalize any software development costs.  The Company capitalized $173,333 in software development costs as of March 31, 2009.  The Company expensed $2,541 and $46,857 as research and development expense during the three month periods ended March 31, 2009 and 2008, respectively.

In accordance with SFAS No. 2, the costs the Company incurs to enhance its existing products are expensed in the period they are incurred and included in software development costs in the statements of operations.

Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on a product-by-product basis on the straight-line method over the software product’s economic useful life.  Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately.  During the three month periods ended March 31, 2009 and 2008, amortization of software development costs totaled $8,667 and $8,667, respectively.

Management has concluded that the software development costs have no residual value and a five-year period of amortization, with the amortization period starting with the first general sale of the product after the beta site.  This occurred in April 2005.

The Company includes in software development expense those costs related to the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives;
•	Testing in search for, or evaluation of, product or process alternatives;
•	Modification of the formulation or design of a product or process; and
•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Future amortization of the software development costs is as follows for the years ended:

2009 (remainder of year)	$26,001
2010	8,666
$34,667

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of March 31, 2009, are classified in the table below in one of the three categories described above:

Fair Value Measurements at March 31, 2009
	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$22,570	-	-	$22,570
Escrowed Funds	-	-	-	-
Cash, Cash Equivalents and Escrowed Funds	$22,570	-	-	$22,570

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

As of March 31, 2009, the Company had issued and outstanding common stock equivalents comprised of common stock options and warrants that can be converted into 3,877,000 shares of common stock.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2009, the Company had cash of $22,570.

Accounts Receivable - Trade and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on its historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Based on the Company’s status as a development stage company until 2007 and past level of sales, the Company has not experienced any accounts receivable that could not be collected, and as such, the allowance for doubtful accounts is zero at March 31, 2009. As the Company expands, it fully expects the allowance for doubtful accounts to increase from zero.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. The Company buys and resells hardware as necessary, but does not carry inventory on-hand for extended periods of time, and had no PDA’s for resale on-hand at March 31, 2009.

Prepaid Expenses

The Company’s prepaid expenses consist mainly of amounts paid for annual insurance contracts. The amounts are expensed ratably over the term of the contract.

Equipment

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. When equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During the three month periods ended March 31, 2009 and 2008, the Company did not dispose of any equipment. The estimated useful lives of computer and office equipment are as follows:

Estimated
Useful
Lives
Computer equipment	3 years
Office equipment	5 years
Office furniture	7 years

Leases

The Company reviews all leases for capital or operating classification at their inception under the guidance of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, as amended. The Company uses its incremental borrowing rate in the assessment of lease classification and defines the initial lease term to exclude lease extension periods.

The Company has entered into an operating lease agreement for its corporate office which contains provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent.” Deferred rent was not material at March 31, 2009.

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

Deferred Revenue - Amounts Billed in Advance

The Company recognizes revenue as earned. Amounts billed in advance of the period in which service is rendered will be recorded as a liability under “Deferred revenue.” The Company had $100,269 of deferred revenue at March 31, 2009.

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

Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.  FIN 48 also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2008. The Company believes that adoption of FIN 48 will not have a material effect on its financial position, results of operations, or cash flows.

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

ForgeHouse determined its debt servicing of the GS Security’s SBA loan required GS Security to be recognized as a variable interest entity as defined in FIN 46R.  ForgeHouse concluded that it was the primary beneficiary and, as a result, combined its financial operating results with those of GS Security from January 1, 2005 through January 31, 2008. The combination of GS Security with ForgeHouse did not materially affect its operating results or its financial condition.  As of January 31, 2008, GS Security is no longer combined with the Company. as a result of the satisfaction of the SBA Loan in February 2008 (Note 7 - Debt).  For consistency, the balance sheets as of March 31, 2009 and December 31, 2008 and the statement of operations for the three month periods ended March 31, 2009 and 2008 do not include the operations of the variable interest entity.

4.	Accounts Receivable - Trade

Accounts receivable - trade is comprised of the following at March 31, 2009:

Accounts receivable - trade	$31,622
Allowance for doubtful accounts receivable	-
Accounts receivable - trade, net	$31,622

The Company did not provide for an allowance for doubtful accounts as of March 31, 2009 as all open account balances were determined to be collectible.  The accounts receivable - trade account as of March 31, 2009 (and also those that arise from future operations) are pledged as security as part of the Company’s loans with the private and commercial lenders (Note 7 - Debt).

5.	Equipment

Equipment, net is comprised of the following at March 31, 2009:

Computer equipment	$2,396
Office furniture	42,302
Office equipment	8,667
Equipment under capital lease	9,085
Total equipment	62,450
Less: accumulated depreciation	(40,259)
Equipment, net	$22,191

Depreciation expense amounted to $2,521 and $774 for the three month periods ended March 31, 2009 and 2008, respectively. All of the equipment, with a net book value of $22,191, was pledged as security for the Company’s loans two loans with the private lender (Note 7 - Debt).

6.	Obligations under Capital Lease

The Company leases certain equipment under a capital lease. The equipment under such capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment.  Equipment held under capital leases is included in the Balance Sheet as equipment, net was $9,085 at March 31, 2009. Accumulated depreciation of the leased equipment at March 31, 2009 was $3,968. Depreciation of assets under such capital lease is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2009, are as follows:

Amount
2009	$3,400
Total minimum lease payments	3,400

Less: amount representing interest	(153)

Present value of net minimum lease payments	3,247

Less: current maturities of capital lease obligations	(3,247)

Long-term capital lease obligations	$-

7.	Debt

Debt is comprised of the following:

Debt in Default

	March 31,	December 31,
	2009	2008
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
Secured debt that was restructured and re-written as of January 31, 2008 with a principal amount of $1,200,000 that accrues interest at a rate of 6% per annum and is secured by substantially all of the assets of the Company.  The promissory note calls for principal payments of $240,000 commencing on December 31, 2008 and continuing every six months until and including December 31, 2010.  This note must be prepaid in whole or in part of the closing of any equity or debt financing of the Company in the amount equal to 20% of the net funding received or the remaining loan balance, whichever is less.  The payment due December 31, 2008 was not made and a notice of default was received in January 2009.
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

Short Term Bridge Financing

In the October 2008, the Company obtained short term financing from an investor group in the form of two $25,000 demand notes.  The loans were necessary to sustain the ongoing operations of the Company.  The loans are unsecured and interest is payable upon demand of payment of the principal.  The loans are still outstanding at March 31, 2009 and bear interest at a rate of 10% per annum.

In the fourth quarter of 2007, ForgeHouse completed a short term bridge financing (the bridge loan) with an investor group for $300,000, which came in four tranches during the quarter ended December 31, 2007.  The bridge loan was necessary to sustain the ongoing operations of ForgeHouse until the Exchange Agreement and the related equity financing was complete (Note 1.- Description of Company’s Business).  The loan was guaranteed personally by the CEO and COO of ForgeHouse (Note 9 - Related Party Transactions).  The loan was satisfied in February 2008, and while outstanding, bore an interest rate of 6% per annum.

Debt in Default

After All Group

In August 2006, ForgeHouse borrowed $200,000 from a group (“After All”) that consisted of some of the same owners (who were members of ForgeHouse) of Arngrove Group Holdings, Ltd. The loan was unsecured and interest accrues at a rate of 20% per annum, which is calculated monthly and rolled into the principal balance of the loan. The loan term was six months from the issuance date and has been extended on a month-to-month basis at the discretion of After All.  This note payable was restructured on January 31, 2008 and all accrued interest was forgiven, which is included in the gain on the restructuring of debt in the statement of operations.  The restructured note is at an interest rate of 6% per annum, with scheduled principal payments of $40,000 to be made starting December 31, 2008, and every six months thereafter, up to and including December 31, 2010.  The payment due December 31, 2008 was not made and a notice of default was received in February 2009. The balance at March 31, 2009 is shown as in default and was $200,000. Accrued interest on this balance was $15,234.  The default interest rate is 8%.  This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

Arngrove Group Holdings Ltd.

In May 2005, ForgeHouse entered into a combination debt, sale of Members’ equity and services agreement transaction (the “Agreement”) with Arngrove Group Holdings Ltd (a United Kingdom entity) (“Arngrove”). The Agreement provided ForgeHouse with a line-of-credit facility (the “Loan Agreement”) that called for Arngrove to advance ForgeHouse as requested up to $100,000 per month, with a maximum aggregate principal amount not to exceed $1,200,000 over the twelve month period ending May 2006. The Loan Agreement was evidenced by a note payable with a not-to-exceed face amount of $1,200,000 with a fixed interest rate of 10.0% per annum.  The Loan Agreement for financial reporting purposes was discounted at inception to reflect an effective interest rate yield of 29.7% (as of the date the Loan Agreement promissory note was created); its initial discount recognized was $114,622. The discount was being accreted ratably over the initial life of the Loan Agreement promissory note. The required annual interest only payments were to commence as of June 1, 2006, but were not made.  As such, in 2006, the Loan Agreement’s restrictive covenants went into default and all of the unaccreted discount was expensed.

The Agreement also included a services contract that provided for Arngrove to provide certain consulting services and to receive a fee (the “Fee”) of approximately $120,000 each year, payable monthly within 7 days of each month-end. The Fee was a required portion of the Agreement. It is being treated by ForgeHouse as additional interest. ForgeHouse determined that the nature of the consultancy services called for in the Agreement were investor’s due diligence procedures or were not provided to ForgeHouse at all.  ForgeHouse did not make any Fee payments to Arngrove as provided for in the service contract until the agreement was restructured at January 31, 2008, at which time payments totaling $368,571 were made to satisfy all accrued interest and management fees on the Arngrove and After All notes.  This resulted in a 2008 first quarter gain on the restructuring of debt of $365,834.

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

ForgeHouse restructured the debt in January 2008 as part of the exchange transaction (Note 10 - Equity), and, as such, the debt is classified as a long term Note Payable on the face of the balance sheet.  This note payable was restructured on January 31, 2008 at an interest rate of 6% per annum, with scheduled principal payments of $240,000 to be made starting December 31, 2008 and every six months thereafter, up to and including December 31, 2010.  Interest accrues at 8% beyond maturity.  The amount of stated interest related to the Loan Agreement was included in accrued interest and was $32,180 at March 31, 2009.  This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

The payment due December 31, 2008 was not made and a notice of default was received in February 2009. The balance at March 31, 2009 of $1,200,000 is shown as in default. The Company incurred interest expense during the three month periods ended March 31, 2009 and 2008 of $24,160 and $12,015, all of which was charged to operations.

All debt, totaling $1,450,000 is due during the year ended March 31, 2009.

8.	Commitments and Contingencies

Financial Results, Liquidity and Management’s Plan

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

The accompanying financial statements as of March 31, 2009 have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of  March 31, 2009, the Company’s current liabilities exceeded its current assets by $2,955,512 and its total liabilities exceeded its total assets by $2,895,031. The Company also has substantial debt that was restructured in January 2008 (Note 7 - Debt).  These factors raise substantial doubt about the Company’s ability to continue as a going concern. During 2009, management intends to raise additional debt and/or equity financing to fund future operations, ongoing software development costs and debt retirement needs. The Company’s marketing plan is to assist its licensees and to promote the expand acceptance and use of its OneVision® product, and to develop additional applications in industries where there is significant anticipated demand requirements. Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings from a related party or lending institutions or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

Operating Leases

The Company recognized rental expense of $11,632,and $8,829 for the three month periods ended March 31, 2009 and 2008, respectively. The Company occupied its Norcross, Georgia facility under a rental agreement that had a lease term that expired in March 2007. The Company began subleasing space from a third party for $1,500 per month in October 2007 on a month-to-month basis until they entered their current lease agreement starting on June 1, 2008.  The 39 month lease calls for initial monthly payments of $3,623 and does not have any renewal options.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of the accounts receivable - trade. The Company operates in a market segment that is highly competitive and rapidly changing. Significant technological changes, shifting customer requirements, the emergence of competitive products with new capabilities and other factors could negatively impact the Company’s operating results.

The Company had three customers that individually comprised more than 10% of the accounts receivable - trade balance, for a total of 91% of the accounts receivable - trade balance at March 31, 2009.

One customer was individually responsible for more than 10% of the revenue for the three month periods ended March 31, 2009 totaling 60%, and two customers for the period ending March 31, 2008 totaling and 91%, respectively, of the Company’s sales during the period.  The Company made 100% of its hardware purchases for resale from one vendor in the three month periods ended March 31, 2009 and 2008.  The Company feels that other vendors with similar products could be used.

If the Company were to lose any of these customers or vendors, the impact on its financial statements would be unknown, but could be significant. The Company has not experienced any such loss of customers or vendors as of March 31, 2009.

9.	Related Party Transactions

Personal Guarantees

VIE’s SBA Loan

TWE Members provided personal guarantees for the VIE’s SBA loan (Note 7 - Debt) that was fully satisfied in February 2008. Each of the personal guarantees was for an amount not to exceed the SBA Loan principal balance plus costs and unpaid accrued interest.

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

Sale of Units

On January 31, 2008, the Company sold 2,000,000 units, each unit consisted of one share of the Company’s Series A Convertible Preferred stock and one warrant to purchase a share of the Company’s common stock.  The total proceeds from this transaction was $2,100,000.  Each of the Series A Preferred shares is convertible into the Company’s common stock on a one-to-one basis.  The Series A Preferred Shares are senior as to all other equity instruments, voting, and have a dividend rate of 4% of the stated liquidation preference amount of $2,000,000.  The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Dividend Payable

The Company declared a dividend on the Series A Preferred Shares of $19,726 during the quarter ended March 31, 2009.  The dividend can not be satisfied while the Company has an accumulated deficit.

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

Options Activity

A summary of the option activity as of March 31, 2009, and changes during the period then ended is presented below:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2008	1,652,000	$1.00	5.7	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2009	1,652,000	$1.01	5.7	$-
Exercisable at March 31, 2009	1,110,333	$1.01	5.5	$-

On January 31, 2008, the Company granted options to purchase 251,000 shares of its common stock to the Company’s Chief Executive Officer immediately following the Exchange Agreement as a condition for entering his employment agreement.  The options have an exercise price of $1.00, vest immediately and expire 10 years from the grant date.  The Company also granted options to purchase 90,000 shares of its common stock to the Company’s Chief Operating Officer immediately following the Exchange Agreement as a condition for entering his employment agreement.  The options have an exercise price of $1.10, vest immediately and expire 5 years from the grant date.

On January 31, 2008, the Company granted options to purchase 186,000 shares of its common stock to the Company’s Chief Operating Officer immediately following the Exchange Agreement as a condition for entering his employment agreement.  The options have an exercise price of $1.00, vest immediately and expire 10 years from the grant date.

On January 31, 2008, the Company granted options to purchase 75,000 shares of its common stock to both the Company’s Chief Strategy Officer and the Chief Technology Officer immediately following the Exchange Agreement for entering their employment agreements.  The options have an exercise price of $1.00, vest immediately and expire in 5 years from the grant date.

On January 31, 2008, the Company granted options to purchase 225,000 shares of its common stock to each of two employees for past services immediately following Exchange Agreement.  The options have an exercise price of $1.00, vest evenly on each of the first three anniversaries of the grant date and expire 5 years from the grant date.

On February 15, 2008, the Company granted options to purchase 350,000 shares of its common stock to the Company’s Chief Financial Officer for entering his employment agreement.  The options have an exercise price of $1.00, 50,000 vest immediately, and the remaining 300,000 vest evenly on each of the first three anniversaries of the grant date and expire 5 years from the grant date.  The Company also granted options to purchase 400,000 shares of its common stock to the Company’s Chief Financial Officer for entering his employment agreement.  The options have an exercise price of $1.00 and vest evenly on each of the first three anniversaries of the grant date and expire 10 years from the grant date.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	2.78 to 3.83%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5-10 years
Weighted average fair market value of options granted	$1.13

Warrant Activity

A summary of the warrant activity as of March 31, 2009, and changes during the period then ended is presented below:
		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2008	2,000,000	1.00
Issued	-	$-
Exercised	-	-
Outstanding, March 31, 2009	2,000,000	$1.00
Exercisable, March 31, 2009	2,000,000	$1.00

On January 31, 2008, the Company sold 2,000,000 units, with each unit consisting of one share of the Company’s Series A Convertible Preferred stock and one warrant to purchase a share of the Company’s common stock.  The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,652,000
Warrants	2,000,000
Reserved shares at March 31, 2009	3,652,000

11.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of March 31, 2009, all potentially dilutive common stock equivalents amounted to 5,652,000 shares.

The following table illustrates the computation of basic and diluted net loss per share:

	For the Three Month
	Period Ended March 31,
	2009	2008
Numerator:

Net loss	$(323,223)	$(1,227,782)
Denominator:

Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	28,289,834	23,571,429
Basic and diluted net loss per share	$(0.01)	$(0.05)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

	As of March 31,
	2009	2008
Options to purchase shares of common stock	1,652,000	1,877,000
Warrants to purchase shares of common stock	2,000,000	-
Convertible preferred stock	2,000,000	-
Total	5,652,000	1,877,000

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

Overview

ForgeHouse is in the business-to-business arena and is focused on providing scalable, Enterprise-class web-based solutions that increase productivity and accountability by workflow optimization.  Our markets range from Fortune 1000 companies to Government to Small and Medium Enterprises and Businesses (SMEs and SMBs).  During the quarter ended March 31, 2009, we continued to market our software solution to targeted prospects.

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

For the Quarter Ended March 31, 2009 in Comparison to the Quarter Ended March 31, 2008.

Net Revenues

Net revenues for the quarter ended March 31, 2009, increased to $126,000 from $69,000 in the prior year, an increase of approximately 83%.  Revenues from the ASP service increased by approximately 13%, while sales of hardware increased by approximately 227%.  One customer accounted for 82% of total net revenues for the quarter ended March 31, 2009.

Cost of Revenues

Cost of revenue primarily consists of Server Hosting Cost and Cost of Hardware purchased for resale.  Cost of revenues for the quarter ended March 31, 2009, increased to $100,000 from $23,000 in the prior year, primarily due to the increased sales of hardware.  Cost of sales as a percentage of sales is 80% for the period ending March 31, 2009, and 33% for the prior period.

Operating Expenses

Total operating expenses for the quarter ended March 31, 2009, decreased to $457,000 from $2,032,000 in the prior year.  The expense breakdown is as follows:

	Three Months Ending December 31
Operating Expenses	2009	2008	Var B(W)	Var B(W)
	$ 000	$ 000	$ 000%
Payroll related expenses	172	232	61	26%
Professional fees	5	240	235	98%
Depreciation and Amortization	11	9	(2)	(18)%
Stock-based charges	85	907	822	91%
General and Administrative	184	(264)	(448)	170%
Total	457	1,125	668	59%

*
Payroll expenses were attributable to salaries, benefits, related taxes, and group health insurance to our officers and employees.  We anticipate that payroll expenses will increase during the remainder of our current fiscal year.  Our plan is to expand the sales and support staff in order to meet our growth targets.

*
Professional fees represent both accounting and legal fees.  We anticipate that our professional fees will remain flat for the balance of the fiscal year.  A material amount of professional service fees in 2008 were incurred during the quarter ended March 31, 2008, in connection with the exchange transaction pursuant to which our business became affiliated with the public company and the related SEC filings.

*
Depreciation and Amortization expenses represent depreciation of fixed assets over three years and amortization of software development over five years.  We expect depreciation expenses to increase for the balance of this fiscal year as we acquire additional fixed assets for the use of an expected increasing number of employees.

*
Stock Based Charges represent the amortization of stock options issued to management and certain of our other employees.  We anticipate that stock based charges will be flat for the balance of this fiscal year.

*
General and Administrative expenses are primarily comprised of Occupancy & Equipment, Travel & Entertainment, Printing & Stationary, Postage & Delivery, Office Supplies, and Fees.  The increase  in General and Administrative expenses compared to the same quarter last year is due to a one-time $365K gain on restructuring of debt.

Other Expense

For the quarter ended March 31, 2009, interest expense amounted to $33,000 and was mainly attributable to two notes payable.

Net Loss

We reported a loss from operations of $325,000 for the quarter ended March 31, 2009, compared to $1,228,000 for the prior year’s period, or a net loss per share of $.01.  The overall net loss decreased in comparison with last year due to the decreases in Operating Expenses described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At March 31, 2009, we had a cash balance of $23,000 and a working capital deficit of $2,961,000.

Net cash flows used in operating activities for the quarter ended March 31, 2009 amounted to $22,000 and were primarily attributable to our net loss of $67,000 (net of depreciation, amortization, accrued expenses, and amortization of stock based charges.  Net cash flows used in investing activities for the quarter ended March 31, 2009 amounted to $1,000 and were used for capital lease payments.  There was no financing activity for the quarter ended March 31, 2009.

At March 31, 2009, we had cash of $23,000, which represented a net decrease in cash during the quarter ended March 31, 2009 of $460,000.  We have no currently planned material commitments for capital expenditures; however, other than our current cash, we presently have no other alternative source of operating capital, without which we may be unable to continue software development, to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success, or to have the capital necessary to fund our ongoing operations and obligations.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at March 31, 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes.  We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

In February 2008, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2008, provided the entity also elects to apply the provisions of SFAS 157.  The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”).  The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position.  The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2008, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141,  “ Business Combinations,”  which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 4T.  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  Based on these evaluations, our certifying Officers have concluded, subject to the limitations noted below, that, as of the end of the period covered by this Quarterly Report on Form 10-Q:

(a)           Our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and

(b)           Our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely materially to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

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

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGEHOUSE, INC.

By: /s/ John Britchford-Steel
May 20, 2009	John Britchford-Steel
Chief Executive Officer