Form 10-Q
period 2009-06-30
ForgeHouse, Inc.
filed 2009-08-14
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

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
28,289,834 shares of common stock issued and outstanding at August 13, 2009.

FORGEHOUSE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2009

INDEX

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

The following discussion of the financial condition and results of operation of ForgeHouse, Inc. (“ForgeHouse,” the “Company,” “we,” and “us”) should be read in conjunction with the financial statements and the notes to those statements included herein.  Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; a continuing inability to obtain sufficient financing to effectuate our business plan; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ForgeHouse, Inc.
(a Nevada Corporation)
(Unaudited)

As of June 30, 2009 and December 31, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

ForgeHouse, Inc.

Index to the Financial Statements

(Unaudited)
As of June 30, 2009 and December 31, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

ForgeHouse, Inc.

Balance Sheets

(Unaudited)
June 30, 2009 and December 31, 2008

	As of	As of
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,361	$1,705
Accounts receivable - trade	20,690	80,168
Inventory	24,580	-
Prepaid insurance	4,701	8,178
Total current assets	51,332	90,051
Equipment, net of accumulated depreciation of $42,780 and $28,142, respectively	20,391	24,711
Software development costs, net of accumulated amortization of $147,333 and $95,333	26,000	43,333
Deposit	3,623	3,623
Total assets	$101,346	$161,718
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable in default	$1,400,000	$1,400,000
Accounts payable - trade	902,404	908,121
Related party payable	52,067	29,067
Dividend payable	113,315	73,425
Accrued payroll and related expenses	522,327	255,611
Accrued expenses	12,064	6,005
Accrued interest on notes payable	89,621	22,635
Current portion of obligations under capital leases	2,061	4,398
Deferred revenue	108,503	49,621
Notes payable - current	50,000	50,000
Total current liabilities	$3,252,362	$2,798,883
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized and 2,000,000 shares issued as Series A Convertible preferred stock	-	-
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$2,000	$2,000
Common stock, $.001 par value, 100,000,000 shares authorized, 28,289,834 shares issued and outstanding	28,290	28,290
Additional paid in capital	4,743,889	4,573,722
Accumulated deficit	(7,925,195)	(7,241,177)
Total stockholders’ deficit	$(3,151,016)	$(2,637,165)
Total liabilities and stockholders’ deficit	$101,346	$161,718

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Operations

(Unaudited)
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

	For the Six Month		For the Three Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
Service contract revenue	$110,144	$86,616	$58,226	$40,488
Product revenue	86,448	32,344	12,190	9,658
Net revenues	196,592	118,960	70,416	50,146
Operating expenses:
Costs of revenues	125,381	45,185	24,941	22,289
Software development costs	5,815	92,464	3,274	45,607
Payroll related expenses	344,454	489,424	172,787	257,144
Professional fees	17,331	326,699	11,990	86,478
Depreciation and amortization	22,375	20,738	11,188	11,297
Stock based charges	170,164	1,014,111	85,082	106,826
General and administrative	87,496	172,602	46,721	70,938
Total operating expenses	773,016	2,161,223	355,983	600,579
Loss from operations	(576,424)	(2,042,263)	(285,567)	(550,433)
Other income (expense):
Interest expense	(68,517)	(135,345)	(34,691)	(33,559)
Other income (expense)	813	(77)	813	(77)
Total other expense	(67,704)	(135,422)	(33,878)	(33,636)
Loss before extraordinary item	(644,128)	(2,177,685)	(319,445)	(584,069)
Gain on restructuring of debt	-	365,834	-	-
Net loss before income taxes	(644,128)	(1,811,851)	(319,445)	(584,069)
State income taxes	-	800	-	800
Net loss after taxes	$(644,128)	$(1,812,651)	$(319,445)	$(584,869)

Loss per share - basic and diluted
Loss per share, before extraordinary item	$(0.02)	$(0.08)	$(0.01)	$(0.02)
Net loss per share	$(0.02)	$(0.07)	$(0.01)	$(0.02)
Weighted average shares outstanding	28,289,834	25,814,732	28,289,834	28,058,035

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows

(Unaudited)
For Each of the Six Month Periods Ended June 30, 2009 and 2008

	For the Six Month Period Ended June 30,
	2009	2008
Cash flows used in operating activities:
Net loss	$(644,128)	$(1,812,651)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	5,041	3,405
Amortization of software development costs	17,333	17,333
Gain on restructure of debt	-	(365,834)
Amortization of stock based charges	170,167	1,014,110
Decrease (increase) in assets:
Escrowed funds	-	(49,148)
Accounts receivable - trade	59,478	(741)
Prepaid expenses and other current assets	3,477	(3,379)
Inventory	(24,580)	(12,105)
Deposit	-	(3,623)
Increase (decrease) in liabilities:
Accounts payable - trade	(5,717)	168,095
Accrued interest on debt	66,986	(259,575)
Accrued expenses	6,059	(172,285)
Accrued payroll	266,716	82,831
Deferred revenue	58,882	5,340
Related party payable	23,000	(91,792)

Cash used in operating activities	2,714	(1,480,019)
Cash flows used in investing activities:
30% purchase of ForgeHouse LLC	-	(171,430)
Recapitalization of Milk Bottle Cards Inc. - reverse merger	-	(8,860)
Payment of capital lease	(2,337)	-
Acquisition of equipment	(721)	(21,110)

Cash used in investing activities	(3,058)	(201,400)
Cash flows provided by financing activities:
Payments of related party notes payable	-	(300,000)
Payments on related party debt	-	(206,591)
Proceeds from the sale of preferred A stock	-	2,100,000
Issuance of common shares for cash	-	290,388
Purchase and retirement of stock	-	(50,000)
Payment on capital lease	-	(2,065)
Dissolution of variable interest entity	-	(3,944)
Net increase (decrease) in bank overdrafts	-	(9,712)

Cash provided by financing activities	-	1,818,076

Net increase (decrease) in cash	(344)	136,657

Cash at beginning of period	1,705	-

Cash at end of period	$1,361	$136,657

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows

(Unaudited)
For Each of the Six Month Periods Ended June 30, 2009 and 2008

Supplemental Disclosure of Cash Flow Information

	For the Six Month Period Ended June 30,
	2009	2008
Cash paid during the fiscal years for:
Interest	$-	$383,462
Income taxes	$-	$800

Non-Cash Transactions

Issuance of shares in satisfaction of accounts payable:
Accounts payable	$-	$45,800
Common stock	$-	$(46)
Additional paid in capital	$-	$(45,754)

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Concentration of Credit Risk

At June 30, 2009, the Company had $0 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank.

Software Development Costs

The Company accounts for development costs related to software products to be sold, leased, or otherwise marketed in accordance with FASB SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  The Company’s software was available July 1, 2003, for general release approximately seven months after the establishment of technological feasibility and, accordingly, the Company capitalized certain software development costs incurred during that period.  SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development.  During the three month periods ended June 30, 2009 and  2008, the Company did not capitalize any software development costs.  The Company capitalized $173,333 in software development costs as of June 30, 2009.  The Company expensed $3,274, $5,815, $45,607 and $92,464 as research and development expense during the three  and six month periods ended June 30, 2009 and 2008, respectively.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

In accordance with SFAS No. 2, the costs the Company incurs to enhance its existing products are expensed in the period they are incurred and included in software development costs in the statements of operations.

Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on a product-by-product basis on the straight-line method over the software product’s economic useful life.  Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately.  During the three and six month periods ended June 30, 2009 and 2008, amortization of software development costs totaled $8,166, $17,333, $8,166 and $17,333, respectively.

Management has concluded that the software development costs have no residual value and a five-year period of amortization, with the amortization period starting with the first general sale of the product after the beta site.  This occurred in April 2005.

The Company includes in software development expense those costs related to the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives;
•	Testing in search for, or evaluation of, product or process alternatives;
•	Modification of the formulation or design of a product or process; and
•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Future amortization of the software development costs is as follows for the years ended:

2009 (remainder of year)	$17,334
2010	8,666
$26,000

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of June 30, 2009, are classified in the table below in one of the three categories described above:

 Fair Value Measurements at June 30, 2009
	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$1,361	-	-	$1,361
Escrowed Funds	-	-	-	-
Cash, Cash Equivalents and Escrowed Funds	$1,361	-	-	$1,361

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

As of June 30, 2009, the Company had issued and outstanding common stock equivalents comprised of common stock options, warrants and convertible preferred stock that can be converted into 5,652,000 shares of common stock.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2009, the Company had cash of $1,361.

Accounts Receivable - Trade and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on its historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Based on the Company’s status as a development stage company until 2007 and past level of sales, the Company has not experienced any accounts receivable that could not be collected, and as such, the allowance for doubtful accounts is zero at June 30, 2009. As the Company expands, it fully expects the allowance for doubtful accounts to increase from zero.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. The Company buys and resells hardware as necessary, but does not perpetually carry inventory on-hand.  At June 30, 2009, there was PDA’s for resale on-hand of $24,580.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

Prepaid Expenses

The Company’s prepaid expenses consist mainly of amounts paid for annual insurance contracts. The amounts are expensed ratably over the term of the contract.

Equipment

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. When equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During the three and six month periods ended June 30, 2009 and 2008, the Company did not dispose of any equipment. The estimated useful lives of computer and office equipment are as follows:

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

The Company has entered into an operating lease agreement for its corporate office which contains provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent.” Deferred rent was not material at June 30, 2009.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Deferred Revenue - Amounts Billed in Advance

The Company recognizes revenue as earned. Amounts billed in advance of the period in which service is rendered will be recorded as a liability under “Deferred revenue.” The Company had $108,503 of deferred revenue at June 30, 2009.

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, and requires additional disclosure from that required currently.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009. This statement is not expected to have any impact on our financial positions or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140, which amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our financial position or results of operations.

3.	Variable Interest Entity

ForgeHouse determined its debt servicing of the GS Security’s SBA loan required GS Security to be recognized as a variable interest entity as defined in FIN 46R. ForgeHouse concluded that it was the primary beneficiary and, as a result, combined its financial operating results with those of GS Security from January 1, 2005 through January 31, 2008. The combination of GS Security with ForgeHouse did not materially affect its operating results or its financial condition.  As of January 31, 2008, GS Security is no longer combined with the Company. as a result of the satisfaction of the SBA Loan in February 2008 (Note 7 - Debt).  For consistency, the balance sheets as of June 30, 2009 and December 31, 2008 and the statement of operations for the three and six month periods ended June 30, 2009 and 2008 do not include the operations of the variable interest entity.

4.	Accounts Receivable - Trade

Accounts receivable - trade is comprised of the following at June 30, 2009:

Accounts receivable - trade	$20,690
Allowance for doubtful accounts receivable	-
Accounts receivable - trade, net	$20,690

The Company did not provide for an allowance for doubtful accounts as of June 30, 2009 as all open account balances were determined to be collectible.  The accounts receivable - trade account as of June 30, 2009 (and also those that arise from future operations) are pledged as security as part of the Company’s loans with the private and commercial lenders (Note 7 - Debt).

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

5.	Equipment

Equipment, net is comprised of the following at June 30, 2009:

Computer equipment	$43,022
Office furniture	2,397
Office equipment	8,667
Equipment under capital lease	9,085
Total equipment	63,171
Less: accumulated depreciation	(42,780)
Equipment, net	$20,391

Depreciation expense amounted to $2,520, $5,041, $2,631 and $3,405 for the three and six month periods ended June 30, 2009 and 2008, respectively. All of the equipment, with a net book value of $20,391, was pledged as security for the Company’s loans two loans with the private lender (Note 7 - Debt).

6.	Obligations under Capital Lease

The Company leases certain equipment under a capital lease. The equipment under such capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment.  Equipment held under capital leases is included in the Balance Sheet as equipment, net was $9,085 at June 30, 2009. Accumulated depreciation of the leased equipment at June 30, 2009 was $4,725. Depreciation of assets under such capital lease is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2009, are as follows:

Amount
2009	$2,125
Total minimum lease payments	2,125
Less: amount representing interest	(64)
Present value of net minimum lease payments	2,061
Less: current maturities of capital lease obligations	(2,061)
Long-term capital lease obligations	$-

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

7.	Debt

Debt is comprised of the following:

Debt in Default

	June 30,	December 31,
	2009	2008
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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Short Term Bridge Financing

In the October 2008, the Company obtained short term financing from an investor group in the form of two $25,000 demand notes.  The loans were necessary to sustain the ongoing operations of the Company.  The loans are unsecured and interest is payable upon demand of payment of the principal.  The loans are still outstanding at June 30, 2009 and bear interest at a rate of 10% per annum.

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

Debt in Default

After All Group

In August 2006, ForgeHouse borrowed $200,000 from a group (“After All”) that consisted of some of the same owners (who were members of ForgeHouse) of Arngrove Group Holdings, Ltd. The loan was unsecured and interest accrues at a rate of 20% per annum, which is calculated monthly and rolled into the principal balance of the loan. The loan term was six months from the issuance date and has been extended on a month-to-month basis at the discretion of After All.  This note payable was restructured on January 31, 2008 and all accrued interest was forgiven, which is included in the gain on the restructuring of debt in the statement of operations.  The restructured note is at an interest rate of 6% per annum, with scheduled principal payments of $40,000 to be made starting December 31, 2008, and every six months thereafter, up to and including December 31, 2010.  The payment due December 31, 2008 was not made and a notice of default was received in February 2009. The balance at June 30, 2009 is shown as in default and is $200,000. Accrued interest on this balance is $19,385 at June 30, 2009.  The default interest rate is 8%.  The Company incurred interest expense during the three and six month periods ended June 30, 2009 and 2008 of $4,151, $8,371, $3,004, and $5,006, all of which was charged to operations. This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

ForgeHouse restructured the debt in January 2008 as part of the exchange transaction (Note 10 - Equity), and, as such, the debt is classified as a long term Note Payable on the face of the balance sheet.  This note payable was restructured on January 31, 2008 at an interest rate of 6% per annum, with scheduled principal payments of $240,000 to be made starting December 31, 2008 and every six months thereafter, up to and including December 31, 2010.  Interest accrues at 8% beyond maturity.  The amount of stated interest related to the Loan Agreement was included in accrued interest and was $55,944 at June 30, 2009.  This note must be prepaid in whole or in part upon the closing of any equity or debt financing of the Company in the amount of 20% of the net funding received.

The payment due December 31, 2008 was not made and a notice of default was received in February 2009. The balance at June 30, 2009 of $1,200,000 is shown as in default. The Company incurred interest expense during the three and six month periods ended June 30, 2009 and 2008 of $23,763, $47,923, $18,022, and $30,037, all of which was charged to operations.

All debt, totaling $1,450,000 is due during the year ended June 30, 2010.

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

The accompanying financial statements as of June 30, 2009 have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of June 30, 2009, the Company’s current liabilities exceeded its current assets by $3,201,030 and its total liabilities exceeded its total assets by $3,151,016. The Company also has substantial debt that was restructured in January 2008 (Note 7 - Debt).  These factors raise substantial doubt about the Company’s ability to continue as a going concern. During 2009, management intends to raise additional debt and/or equity financing to fund future operations, ongoing software development costs and debt retirement needs. The Company’s marketing plan is to assist its licensees and to promote the expand acceptance and use of its OneVision® product, and to develop additional applications in industries where there is significant anticipated demand requirements. Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings from a related party or lending institutions or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

Operating Leases

The Company recognized rental expense of $12,443, $24,075, $8,740 and $17,569 for the three and six month periods ended June 30, 2009 and 2008, respectively. The Company occupied its Norcross, Georgia facility under a rental agreement that had a lease term that expired in March 2007. The Company began subleasing space from a third party for $1,500 per month in October 2007 on a month-to-month basis until they entered their current lease agreement starting on June 1, 2008.  The 39 month lease calls for initial monthly payments of $3,623 and does not have any renewal options.

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

The Company had two customers that individually comprised more than 10% of the accounts receivable - trade balance, for a total of 94% of the accounts receivable - trade balance at June 30, 2009.

Two customers were individually responsible for more than 10% of the revenue for the six month period ended June 30, 2009 totaling 87%, and two customers for the period ending June 30, 2008 totaling and 84%, respectively, of the Company’s sales during the period.

The Company made 100% of its hardware purchases for resale from one vendor in the six month periods ended June 30, 2009 and 2008.  The Company feels that other vendors with similar products could be used.

If the Company were to lose any of these customers or vendors, the impact on its financial statements would be unknown, but could be significant. The Company has not experienced any such loss of customers or vendors as of June 30, 2009.

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Dividend Payable

The Company declared a dividend on the Series A Preferred Shares of $20,164 for the three month period ended June 30, 2009.  A dividend of $19,726 was declared for the three month period ended March 31, 2009.  The dividend can not be satisfied while the Company has an accumulated deficit.

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

Options Activity

A summary of the option activity as of June 30, 2009, and changes during the period then ended is presented below:

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2008	1,652,000	$1.00	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2009	1,652,000	$1.00	5.5	$-
Exercisable at June 30, 2009	1,110,333	$1.00	5.3	$-

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Warrant Activity

A summary of the warrant activity as of June 30, 2009, and changes during the period then ended is presented below:
		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2008	2,000,000	$1.00
Issued	-	-
Exercised	-	-
Outstanding, June 30, 2009	2,000,000	$1.00
Exercisable, June 30, 2009	2,000,000	$1.00

On January 31, 2008, the Company sold 2,000,000 units, with each unit consisting of one share of the Company’s Series A Convertible Preferred stock and one warrant to purchase a share of the Company’s common stock.  The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,652,000
Warrants	2,000,000
Reserved shares at June 30, 2009	3,652,000

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of June 30, 2009 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

11.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of June 30, 2009, all potentially dilutive common stock equivalents amounted to 5,652,000 shares.

The following table illustrates the computation of basic and diluted net loss per share:

	For the Six Month		For the Three Month
	Period Ended June 30,		Period Ended June 30,
Numerator:
Net loss	$(644,128)	$(1,812,651)	$(319,445)	$(584,869)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	28,289,834	25,814,732	28,289,834	28,058,035
Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.01)	$(0.02)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

	As of June 30,
	2009	2008
Options to purchase shares of common stock	1,652,000	1,877,000
Warrants to purchase shares of common stock	2,000,000	-
Convertible preferred stock	2,000,000	-
Total	5,652,000	1,877,000

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of ForgeHouse, Inc. (“ForgeHouse,” the “Company,” “we,” and “us”) should be read in conjunction with the financial statements and the notes to those statements included herein.  Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

ForgeHouse is in the business-to-business arena and is focused on providing scalable, Enterprise-class web-based solutions that increase productivity and accountability by workflow optimization.  Our markets range from Fortune 1000 companies to Government to Small and Medium Enterprises and Businesses (SMEs and SMBs).  During the quarter ended June 30, 2009, we continued to market our software solution to targeted prospects.

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

For the Quarter and Six Months Ended June 30, 2009 in Comparison to the Quarter and Six Months Ended June 30, 2008.

Net Revenues

Net revenues for the quarter ended June 30, 2009, increased to $70,000 from $50,000 in the prior year, an increase of approximately 40%.  Revenues from the ASP service increased by approximately 44%, while sales of hardware increased by approximately 26%.  One customer accounted for 58% and another customer accounted for 18% of total net revenues for the quarter ended June 30, 2009.

Net revenues for the six months ended June 30, 2009, increased to $197,000 from $119,000 in the prior year, an increase of approximately 65%.  Revenues from the ASP service increased by approximately 27%, while sales of hardware increased by approximately 167%.  One customer accounted for 76% of total net revenues for the six months ended June 30, 2009.

Cost of Revenues

Cost of revenue primarily consists of Server Hosting Cost and Cost of Hardware purchased for resale.  Cost of revenues for the quarter ended June 30, 2009, increased to $25,000 from $22,000 in the prior year, primarily due to the increased sales of hardware.  Cost of sales as a percentage of sales is 35% for the period ending June 30, 2009, and 44% for the prior period.

Cost of revenue for the six months ended June 30, 2009, increased to $125,000 from $45,000 in the prior year, primarily due to the increased sales of hardware.  Cost of sales as a percentage of sales is 64% for the period ending June 30, 2009, and 38% for the prior period.

Operating Expenses

Total operating expenses for the quarter ended June 30, 2009, decreased to $317,000 from $533,000 in the prior year.  For the six months ended June 30, 2009, operating expenses decreased to $642,000 from $1,659,000.  The expense breakdown is as follows:

	Three Months Ending June 30				Six Months Ending June 30
	2009	2008	Var B(W)	Var B(W)	2009	2008	Var B(W)	Var B(W)
Operating Expenses	$000	$000	$000%		$000	$000	$000%
Payroll related expenses	173	257	84	33%	344	489	145	30%
Professional fees	12	86	74	86%	17	327	309	95%
Depreciation and Amortization	11	11	0	1%	22	21	(2)	(8)%
Stock-based charges	85	107	22	20%	170	1,014	844	83%
General and Administrative	47	72	25	35%	87	(192)	(280)	145%
Total	328	533	206	39%	642	1,659	1,017	61%

*
Payroll expenses were attributable to salaries, benefits, related taxes, and group health insurance to our officers and employees.  We anticipate that payroll expenses will increase during the remainder of our current fiscal year.  Our plan is to expand the sales and support staff in order to meet our growth targets, subject to our receipt of sufficient additional financing, for which we currently have no commitments.

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

*
Depreciation and Amortization expenses represent depreciation of fixed assets over three years and amortization of software development over five years.  We expect depreciation expenses to increase for the balance of this fiscal year as we acquire additional fixed assets for the use of an expected increasing number of employees, subject to our receipt of sufficient additional financing, for which we currently have no commitments.

*
Stock Based Charges represent the amortization of stock options issued to management and certain of our other employees.  We anticipate that stock based charges will be flat for the balance of this fiscal year.

*
General and Administrative expenses are primarily comprised of Occupancy & Equipment, Travel & Entertainment, Printing & Stationary, Postage & Delivery, Office Supplies, and Fees.  The increase in General and Administrative expenses compared to the same 6 months last year is due to a one-time $365K gain on restructuring of debt.

Other Expense

For the three months ended June 30, 2009, interest expense amounted to $35,000.  For the six months ended June 30, 2009, interest expense amounted to $69,000 and was attributable to two notes payable.

Net Loss

For the three months ended June 30, 2009, we reported a loss from operations of $319,000 (or a loss per share of $0.01), compared to $585,000 (or a loss per share of $0.02) for the equivalent period in the prior year.

For the six months ended June 30, 2009, we reported a loss from operations of $644,000 (or a loss per share of $0.02), compared to $1,813,000 (or a loss per share of $0.07) for the equivalent period in the prior year.  The overall net loss decreased in comparison with last year primarily due to the decreases in Operating Expenses described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At June 30, 2009, we had a cash balance of $1,361 and a working capital deficit of $3,201,000.

Net cash flows from operating activities for the quarter ended June 30, 2009 amounted to $3,000.  Net cash flows used in investing activities for the quarter ended June 30, 2009 amounted to $3,000 and were used primarily for capital lease payments.  There was no financing activity for the quarter ended June 30, 2009.

At June 30, 2009, we had cash of $1,361, which was essentially equivalent to our cash position at the beginning of the quarter.  We have no currently planned material commitments for capital expenditures; however, other than our current cash, we presently have no other alternative source of operating capital, without which we may be unable to continue software development, to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success, or to have the capital necessary to fund our ongoing operations and obligations.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at June 30, 2009.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FORGEHOUSE, INC.

By: /s/ John Britchford-Steel
August 14, 2009	John Britchford-Steel
Chief Executive Officer