Form 10-Q
period 2009-09-30
ForgeHouse, Inc.
filed 2009-11-23
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
28,289,834 shares of common stock issued and outstanding at November 23, 2009.

FORGEHOUSE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ForgeHouse, Inc.
(a Nevada Corporation)
(Unaudited)

As of September 30, 2009 and
For Each of the Three- and nine-month periods Ended September 30, 2009 and 2008

ForgeHouse, Inc.

Index to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

ForgeHouse, Inc.

Balance Sheets

(Unaudited)
September 30, 2009 and December 31, 2008

	As of	As of
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$92	$1,705
Accounts receivable - trade	10,309	80,168
Inventory	14,154	-
Prepaid insurance	3,391	8,178
Tax asset	370,110	-
Total current assets	398,056	90,051
Equipment, net of accumulated depreciation of $45,355 and $28,142, respectively	17,816	24,711
Software development costs, net of accumulated amortization of $156,000 and $95,333	17,333	43,333
Deposit	3,623	3,623
Total assets	$436,828	$161,718

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable in default	-	$1,400,000
Accounts payable - trade	$884,845	908,121
Related party payable	53,087	29,067
Dividend payable	133,260	73,425
Accrued payroll and related expenses	644,418	255,611
Accrued expenses	7,573	6,005
Accrued interest on notes payable	20,482	22,635
Current portion of obligations under capital leases	837	4,398
Deferred revenue	110,671	49,621
Notes payable - current	465,000	50,000
Tax liability	370,110	-
Total current liabilities	2,690,283	2,798,883
Total liabilities	$2,690,283	$2,798,883
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized and 2,000,000 shares issued as Series A Convertible preferred stock	-	-
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$2,000	$2,000
Common stock, $.001 par value, 100,000,000 shares authorized, 28,289,834 shares issued and outstanding	28,290	28,290
Additional paid in capital	4,828,971	4,573,722
Accumulated deficit	(7,112,716)	(7,241,177)
Total stockholders' deficit	$(2,253,455)	$(2,637,165)
Total liabilities and stockholders' deficit	$436,828	$161,718

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Operations

(Unaudited)
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

	For the Nine Month		For the Three Month
	Period Ended September 30,		Period Ended September 30,
	2009	2008	2009	2008
Service contract revenue	$198,830	$139,678	$88,686	$53,062
Product revenue	114,206	40,078	27,758	7,734
Net revenues	313,036	179,756	116,444	60,796
Operating expenses:
Costs of revenues	158,032	65,801	32,651	20,616
Software development costs	9,130	127,146	3,315	34,682
Payroll related expenses	494,660	666,578	150,206	177,154
Professional fees	30,884	374,472	13,553	47,773
Depreciation and amortization	33,616	32,967	11,241	12,229
Stock based charges	255,246	1,120,937	85,082	106,826
General and administrative	128,838	231,003	41,342	58,401
Total operating expenses	1,110,406	2,618,904	337,390	457,681
Loss from operations	(797,370)	(2,439,148)	(220,946)	(396,885)
Other income (expense):
Interest expense	(103,703)	(157,135)	(35,186)	(55,349)
Other income (expense)	813	(161)	-	(84)
Total other expense	(102,890)	(157,296)	(35,186)	(55,433)
Net loss before income taxes and extraordinary item	(900,260)	(2,596,444)	(256,132)	(452,318)
Income tax (benefit)	(370,110)	800	(370,110)	800
Loss before extraordinary item	(530,150)	(2,597,244)	113,978	(453,118)
Gain on restructuring of debt, net of income taxes	718,449	365,834	718,449	-
Net income (loss)	$188,299	$(2,231,410)	$832,427	$(453,118)
Income (loss) per share:
Loss per share, before extraordinary item, basic and diluted	$(0.02)	$(0.10)	$0.00	$(0.02)
Net income (loss) per share:
Basic	$0.01	$(0.08)	$0.03	$(0.02)
Diluted	$0.01	$(0.08)	$0.02	$(0.02)
Weighted average shares outstanding:
Basic	28,289,834	26,645,788	28,289,834	28,289,384
Diluted	33,941,834	26,645,788	33,941,834	28,289,384

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows

(Unaudited)
For Each of the Nine-Month Periods Ended September 30, 2009 and 2008

	Nine Month Period Ended September 30,
	2009	2008
Cash flows used in operating activities:
Net loss	$188,299	$(2,231,410)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	7,616	6,967
Amortization of software development costs	26,000	26,000
Gain on restructure of debt	(1,088,559)	(365,834)
Amortization of stock based charges	255,246	1,120,937
Decrease (increase) in assets:
Escrowed funds	-	7,114
Accounts receivable - trade	69,859	(82,825)
Prepaid expenses and other current assets	4,787	(302)
Inventory	(14,154)	(7,701)
Deposit	-	(3,623)
Tax asset	(370,110)	-
Increase (decrease) in liabilities:
Accounts payable - trade	(23,277)	249,336
Accrued interest on debt	101,406	(238,550)
Accrued expenses	1,570	(178,151)
Accrued payroll	388,807	118,645
Deferred revenue	61,050	96,975
Related party payable	24,019	(91,792)
Tax liability	370,110	-

Cash used in operating activities	2,669	(1,574,214)
Cash flows used in investing activities:
30% purchase of ForgeHouse LLC	-	(171,430)
Recapitalization of Milk Bottle Cards Inc. - reverse merger	-	(8,860)
Acquisition of equipment	(721)	(18,911)

Cash used in investing activities	(721)	(199,201)
Cash flows provided by financing activities:
Payments of notes payable	-	(264,653)
Payments on related party debt	-	(300,000)
Proceeds from the sale of preferred A stock	-	2,100,000
Issuance of common shares for cash	-	290,388
Purchase and retirement of stock	-	(50,000)
Payment on capital lease	(3,561)	(3,147)
Dissolution of variable interest entity	-	(3,944)
Net increase (decrease) in bank overdrafts	-	4,771

Cash provided by financing activities	(3,561)	1,773,415

Net increase (decrease) in cash	(1,613)	-

Cash at beginning of period	1,705	-

Cash at end of period	$92	$-

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows

(Unaudited)
For Each of the Nine-Month Periods Ended September 30, 2009 and 2008

	Nine Month Period Ended September 30,
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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

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

In July 2007, the members (the "Members") of ForgeHouse, LLC, a Georgia limited liability company (the "Operating Company"), entered into a Nonbinding Letter of Intent with Milk Bottle Cards, Inc. ("Milk Bottle") (a non-operating public shell corporation), whereby the Members were to exchange their membership interests for Milk Bottle common stock and cash.  On January 31, 2008, Milk Bottle and the Members entered certain agreements (the "Exchange Agreement") that resulted in, among other items, the exchange of all of their membership interests in the Operating Company for 10,500,000 shares of common stock of Milk Bottle (approximately 37.5% of all outstanding common stock of the Company as of the closing of the exchange transaction).  As a result of the exchange, the Operating Company became a wholly-owned subsidiary of Milk Bottle, which changed its name to ForgeHouse, Inc. (sometimes referred to as the "Resulting Company").  For accounting purposes, the transaction is considered a “reverse merger” under which ForgeHouse is considered the acquirer of the Company. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of the Company while the historical results are those of ForgeHouse, but they were retroactively restated (a recapitalization) for the equivalent number of shares received by the Company in the exchange transaction. Earnings per share for the periods prior to the exchange transaction have been restated to reflect the number of equivalent shares received by the ForgeHouse members. The ForgeHouse members as a result of the merger transaction own approximately 35% of the Company.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

These condensed financial statements are presented in United States dollars and have been  prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” and also issued Accounting Standards No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105-10), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements.  The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.    The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. As it relates to the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company’s results of operations or financial condition.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, (ASC 805) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810-10-65).  ASC 805 will change how business acquisitions are accounted for and ASC 810-10-65 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  The Company adopted both as of January 1, 2009 and neither pronouncement has a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855-10). This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009. This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140, which amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement has not yet been codified and is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement has not yet been codified and is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

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

Concentration of Credit Risk

At September 30, 2009, the Company had $0 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank.

Software Development Costs

The Company accounts for development costs related to software products to be sold, leased, or otherwise marketed in accordance with FASB SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (ASC 985-20). Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company's software was available July 1, 2003, for general release approximately seven months after the establishment of technological feasibility and, accordingly, the Company capitalized certain software development costs incurred during that period. SFAS No. 2, Accounting for Research and Development Costs (ASC 730-10), establishes accounting and reporting standards for research and development. During the three- and nine-month periods ended September 30, 2009 and 2008, the Company did not capitalize any software development costs.  The Company has capitalized $173,333 in software development costs as of September 30, 2009.  The Company expensed $3,315, $9,130, $34,682 and $127,146 as research and development expense during the three- and nine-month periods ended September 30, 2009 and 2008, respectively.

In accordance with ASC 730-10, the costs the Company incurs to enhance its existing products are expensed in the period they are incurred and included in software development costs in the statements of operations.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the straight-line method over the software product's economic useful life. Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately. During the three- and nine-month periods ended September 30, 2009 and 2008, amortization of software development costs totaled $8,666, $26,000, $8,666 and $26,000, respectively.

Management has concluded that the software development costs have no residual value and a five-year period of amortization, with the amortization period starting with the first general sale of the product after the beta site.  This occurred in April 2005.

The Company includes in software development expense those costs related to the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives;
•	Testing in search for, or evaluation of, product or process alternatives;
•	Modification of the formulation or design of a product or process; and
•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Future amortization of the software development costs is as follows for the years ended:

2009 (remainder of year)	$8,667
2010	8,666
$17,333

Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (ASC 820-10).  ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of September 30, 2009, are classified in the table below in one of the three categories described above:

 Fair Value Measurements at September 30, 2009
	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$92	-	-	$92
Escrowed Funds	-	-	-	-
Cash, Cash Equivalents and Escrowed Funds	$92	-	-	$92

Basic and Diluted Earnings (Loss) Per Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of warrants to purchase common shares.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

As of September 30, 2009, the Company had issued and outstanding common stock equivalents comprised of common stock options, warrants and convertible preferred stock that can be converted into 5,652,000 shares of common stock.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2009, the Company had cash of $92.

Accounts Receivable - Trade and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on its historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Based on the Company's status as a development stage company until 2007 and past level of sales, the Company has not experienced any accounts receivable that could not be collected, and as such, the allowance for doubtful accounts is zero at September 30, 2009. As the Company expands, it fully expects the allowance for doubtful accounts to increase from zero.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. The Company buys and resells hardware as necessary, but does not perpetually carry inventory on-hand.  At September 30, 2009, there was PDA's for resale on-hand of $14,154.

Prepaid Expenses

The Company's prepaid expenses consist mainly of amounts paid for annual insurance contracts. The amounts are expensed ratably over the term of the contract.

Equipment

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. When equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. During the three- and nine-month periods ended September 30, 2009 and 2008, the Company did not dispose of any equipment. The estimated useful lives of computer and office equipment are as follows:

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

Estimated
Useful
Lives
Computer equipment	3 years
Office equipment	5 years
Office furniture	7 years

Leases

The Company reviews all leases for capital or operating classification at their inception under the guidance of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases (ASC 840) as amended. The Company uses its incremental borrowing rate in the assessment of lease classification and defines the initial lease term to exclude lease extension periods.

The Company has entered into an operating lease agreement for its corporate office which contains provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent.” Deferred rent was not material at September 30, 2009.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360-10), long-lived assets, such as property and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. The factors considered by management in performing this assessment include current operating results and trends and prospects, as well as the effects of obsolescence and economic factors.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

Deferred Revenue - Amounts Billed in Advance

The Company recognizes revenue as earned. Amounts billed in advance of the period in which service is rendered will be recorded as a liability under “Deferred revenue.” The Company had $110,671 of deferred revenue at September 30, 2009.

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

3.	Accounts Receivable - Trade

Accounts receivable - trade is comprised of the following at September 30, 2009:
Accounts receivable - trade	$10,309
Allowance for doubtful accounts receivable	-
Accounts receivable - trade, net	$10,309

The Company did not provide for an allowance for doubtful accounts as of September 30, 2009 as all open account balances were determined to be collectible.  The accounts receivable - trade account as of September 30, 2009 (and also those that arise from future operations) are pledged as security as part of the Company's loans with the private and commercial lenders (Note 6 - Debt).

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

4.	Equipment

Equipment, net is comprised of the following at September 30, 2009:

Computer equipment	$43,022
Office furniture	2,397
Office equipment	8,667
Equipment under capital lease	9,085
Total equipment	63,171
Less: accumulated depreciation	(45,355)
Equipment, net	$17,816

Depreciation expense amounted to $2,575, $7,616, $3,562 and $6,967 for the three month and nine month periods ended September 30, 2009 and 2008, respectively. All of the equipment, with a net book value of $17,816, was pledged as security for the Company's loans two loans with the private lender (Note 6 - Debt).

5.	Obligations under Capital Lease

The Company leases certain equipment under a capital lease. The equipment under such capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment.  Equipment held under capital leases is included in the Balance Sheet as equipment, net was $9,085 at September 30, 2009. Accumulated depreciation of the leased equipment at September 30, 2009 was $5,482. Depreciation of assets under such capital lease is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2009, are as follows:

Amount
2009	$850
Total minimum lease payments	850
Less: amount representing interest	(13)
Present value of net minimum lease payments	837
Less: current maturities of capital lease obligations	(837)
Long-term capital lease obligations	$-

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

6.	Debt

Debt is comprised of the following:

Notes Payable - Current

	September 30,	December 31,
	2009	2008
Two $25,000 unsecured demand notes, interest is payable upon demand of payment of the principal, bear interest at a rate of 10% per annum.	$50,000	$-
$415,000 note payable as a result of the Debt Forgiveness Agreement (described below), interest free, with a due date of either September 30, 2010 or March 31, 2011, contingent on the execution of a commercial bank loan by December 31, 2009	415,000	-

Notes payable - current	$465,000	$-

Extraordinary Item - Debt Restructuring

On September 30, 2009, the Company entered into a Debt Forgiveness Agreement with Insurance Medical Group Limited (f/k/a After All Limited), Bryan Irving, and Ian Morl, pursuant to which $785,000 (plus accrued and unpaid interest and any penalties of $80,141) of our outstanding obligations in favor of Arngrove Group Holdings were forgiven and all $200,000 (plus accrued and unpaid interest and any penalties of $23,418) of our outstanding obligations in favor of After All Limited were forgiven.  Total gain on debt restructuring is $1,088,559 for the three- and nine-months ended September 30, 2009.  The basic per share effect for the three- and nine-months ended September 30, 2009 was $0.03. The diluted per share effect for the three- and nine-months ended September 30, 2009 was $0.02.

In connection with the Debt Forgiveness Agreement, on September 30, 2009, the Company also entered into a new Promissory Note, in favor of Bryan Irving and Ian Morl, in the initial principal amount of $415,000.  The payment terms of the new note are tied to certain terms of the forgiveness agreement.  Specifically, if the Company successfully obtains a loan from a commercial bank, it is then obligated to tender $75,000 to the holders of the new note and, within 10 business days of the closing of such loan, an additional $140,000 to such holders.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

The Company would then be obligated to pay remaining balance of $200,000 to such holders in ten equal, monthly installments, without interest, commencing 90 days after the closing of such loan.  If the Company is unable to obtain such a loan from a commercial bank by December 31, 2009, as to which loan closing there can be no assurance, then the Company is obligated to tender $100,000 to the holders of the new note.  The Compnay would then be obligated to pay the remaining balance of $315,000, without interest, to such holders as follows: $25,000 would be paid in 11 monthly installments of $2,083 and one installment of $2,087 commencing on January 30, 2010 and the remaining $290,000 would be paid in three monthly installments of $30,000 commencing on March 31, 2010, and, thereafter, ten monthly installments of $20,000.  John Britchford-Steel, the Company's chief executive officer, agreed to guarantee up to $125,000 of our obligations under the new note.  Further, Mr. Britchford-Steel placed $100,000 in escrow to guarantee either of the initial payments under the new note to its holders.

Short Term Bridge Financing

In the October 2008, the Company obtained short term financing from an investor group in the form of two $25,000 demand notes.  The loans were necessary to sustain the ongoing operations of the Company.  The loans are unsecured and interest is payable upon demand of payment of the principal.  The loans are still outstanding at September 30, 2009 and bear interest at a rate of 10% per annum.

Debt in Default

	September 30,	December 31,
	2009	2008
After All Group debt (forgiven September 30, 2009, no longer in default)	$-	$200,000
Arngrove Group Holdings, Ltd. debt (partially forgiven September 30, 2009, no longer in default)	-	1,200,000

Debt in default	$-	$1,400,000

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

After All Group Debt

In August 2006, ForgeHouse borrowed $200,000 from a group ("After All") that consisted of some of the same owners of Arngrove Group Holdings, Ltd (who were, at the time, members of ForgeHouse). The loan was unsecured and interest accrues at a rate of 20% per annum, which is calculated monthly and rolled into the principal balance of the loan. The loan term was six months from the issuance date and has been extended on a month-to-month basis at the discretion of After All.  This note payable was restructured on January 31, 2008 and all accrued interest was forgiven, which is included in the gain on the restructuring of debt in the statement of operations.  The restructured note was at an interest rate of 6% per annum, with scheduled principal payments of $40,000 to be made starting December 31, 2008, and every six months thereafter, up to and including December 31, 2010.  The payment due December 31, 2008 was not made and a notice of default was received in February 2009. The default interest rate was 8%.  The Company incurred interest expense during the three- and nine-month periods ended September 30, 2009 and 2008 of $4,033, $12,404, $3,004, and $8,010, all of which was charged to operations.   Accrued interest on this note payable was $23,418 immediately preceding the restructuring of the note on September 30, 2009 by the aforementioned Debt Forgiveness Agreement.  As a result of the Debt Forgiveness Agreement, a gain on debt restructuring of $223,418 was recognized at September 30, 2009.

Arngrove Group Holdings Ltd. Debt

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

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

The Agreement included the sale of Members equity to four individuals related to Arngrove for $300,000 and a 30% interest in ForgeHouse (Note 9). This was a necessary provision to obtain the loan, which was why ForgeHouse accepted the investment at a discounted price. ForgeHouse, based on prior equity investments, estimated the fair value of the 30% equity interest at $600,000. ForgeHouse trifurcated the values of the loan, equity interest, and service contract based on the net cash received from the agreement, resulting in the recording of the equity investment at a value of $414,622 and a discount on the underlying loan of $114,622, to be amortized over the life of the loan.  However, as mentioned above, the loan discount was accelerated when the note became in default in 2006.  This 30% interest was purchased by the Company at January 31, 2008 for $171,430.

ForgeHouse restructured the debt in January 2008 as part of the exchange transaction (Note 9 - Equity), and, as such, the debt is classified as a long term Note Payable on the face of the balance sheet.  This note payable was restructured on January 31, 2008 at an interest rate of 6% per annum, with scheduled principal payments of $240,000 to be made starting December 31, 2008 and every six months thereafter, up to and including December 31, 2010.  Interest accrues at 8% beyond maturity and in default.

The payment due December 31, 2008 was not made and a notice of default was received in February 2009.  The Company incurred interest expense during the three- and nine-month periods ended September 30, 2009 and 2008 of $24,197, $72,121, $18,022, and $48,060, all of which was charged to operations.  Accrued interest on this note payable was $80,141 immediately preceding the restructuring of the note on September 30, 2009 by the aforementioned Debt Forgiveness Agreement.  As a result of the Debt Forgiveness Agreement, a gain on debt restructuring of $865,141 was recognized at September 30, 2009.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

7.	Commitments and Contingencies

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

The accompanying financial statements as of September 30, 2009 have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of September 30, 2009, the Company’s current liabilities exceeded its current assets by $2,292,227 and its total liabilities exceeded its total assets by $2,253,455. The Company also has substantial debt that was restructured on September 30, 2009 (Note 6 - Debt).  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations, ongoing software development costs and debt retirement needs. The Company’s marketing plan is to assist its licensees and to promote the expand acceptance and use of its OneVision® product, and to develop additional applications in industries where there is significant anticipated demand requirements. Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings from a related party or lending institutions or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.  As discussed in Note 9 - Equity Transactions, the Company was able to obtain additional working capital in connection with the reverse acquisition in January 2008.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

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

Operating Leases

The Company recognized rental expense of $11,586, $35,661, $3,623 and $21,192 for the three- and nine-month periods ended September 30, 2009 and 2008, respectively. The Company occupied its Norcross, Georgia facility under a rental agreement that had a lease term that expired in March 2007. The Company began subleasing space from a third party for $1,500 per month in October 2007 on a month-to-month basis until they entered their current lease agreement starting on June 1, 2008.  The 39 month lease calls for initial monthly payments of $3,623 and does not have any renewal options.

8.	Related Party Transactions

Personal Guarantees

Note Payable Resulting From Debt Forgiveness Agreement

John Britchford-Steel, the Company's chief executive officer, guaranteed up to $125,000 of the $415,000 note payable that resulted from the Debt Forgiveness Agreement (Note 6 - Debt).  $100,000 of the maximum guarantee of $125,000 has been placed in escrow, which will be used to satisfy the agreement if the Company is unable to meet the payment terms.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

9.	Equity Transactions

Sale of Units

On January 31, 2008, the Company sold 2,000,000 units, each unit consisted of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock.  The total proceeds from this transaction were $2,100,000.  Each of the Series A Preferred shares is convertible into the Company's common stock on a one-to-one basis.  The Series A Preferred Shares are senior as to all other equity instruments, voting, and have a dividend rate of 4% of the stated liquidation preference amount of $2,000,000.  The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Dividend Payable

The Company declared a dividend on the Series A Preferred Shares of $20,164 for the three month period ended September 30, 2009.  Dividends of $19,945 and $19,726 were declared for the three month periods ended June 30, 2009 and March 31, 2009, respectively.  The dividend can not be satisfied while the Company has an accumulated deficit.  Dividend payable at September 30, 2009 is $133,260.

Shares Issued for Cash

In June 2008, the Company issued 244,022 shares of the Company’s common stock to eight individuals for cash proceeds of $290,388, which is $1.19 per share.  The share price represented a 30% discount to the 10-trading-day volume weighted average closing price of the common stock, with May 29, 2008, as the 10th trading day.  As stipulated in the restructured Arngrove note payable agreement that was then in effect, the Company was required to remit 20% of all funds raised to Arngrove to be applied first to the then outstanding principal balance of the note payable and second to any interest accrued thereon.

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

Shares Issued in Satisfaction of Accounts Payable – Trade

In June 2008, the Company issued 45,812 shares of the Company’s common stock to two individuals for satisfaction of $45,800 of accounts payable – trade at $1.00 per share.

Options Activity

A summary of the option activity as of September 30, 2009, and changes during the period then ended is presented below:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2008	1,652,000	$1.00	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2009	1,652,000	$1.00	4.5	$-
Exercisable at September 30, 2009	1,110,333	$1.00	4.3	$-

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

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

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

Warrant Activity

A summary of the warrant activity as of September 30, 2009, and changes during the period then ended is presented below:

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2008	2,000,000	$1.00
Issued	-	-
Exercised	-	-
Outstanding, September 30, 2009	2,000,000	$1.00
Exercisable, September 30, 2009	2,000,000	$1.00

On January 31, 2008, the Company sold 2,000,000 units, with each unit consisting of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock.  The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,652,000
Warrants	2,000,000
Reserved shares at September 30, 2009	3,652,000

10.	Earnings (Loss) Per Share

Basic and diluted loss before extraordinary item is computed using the weighted-average number of common shares outstanding.  Since there was a loss before extraordinary item in each period presented, the effect of potentially dilutive common shares is not considered as their effect would be anti-dilutive.  Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic and diluted loss before extraordinary item and basic net earnings (loss) per share and diluted net earnings (loss) per share for the three- and nine-month periods ended September 30, 2009 and 2008 are as follows:

ForgeHouse, Inc.

Notes to the Financial Statements

(Unaudited)
As of September 30, 2009 and December 31, 2008 and
For Each of the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

	For the Nine Month		For the Three Month
	Period Ended September 30,		Period Ended September 30,
Numerator:
Loss before extraordinary item	$(530,150)	$(2,597,244)	$113,978	$(453,118)
Net income (loss)	$188,299	$(2,231,410)	$832,427	$(453,118)
Denominator:
Basic weighted-average shares	28,289,834	26,645,788	28,289,834	28,289,384
Effect of dilutive securities:
Common stock options and warrants	3,652,000	-	3,652,000	-
Convertible preferred stock	2,000,000	-	2,000,000	-
Dilutive potential common shares	33,941,834	26,645,788	33,941,834	28,289,384
Loss per share before extraordinary item:
Basic and diluted	$(0.02)	$(0.10)	$0.00	$(0.02)
Net earnings (loss) per share
Basic	$0.01	$(0.08)	$0.03	$(0.02)
Diluted	$0.01	$(0.08)	$0.02	$(0.02)

The following table sets forth potential shares of common stock that are not included in the diluted loss per share because to do so would be antidilutive since the Company reported losses in certain reporting periods:

	As of September 30,
	2009	2008
Options to purchase shares of common stock	1,652,000	1,877,000
Warrants to purchase shares of common stock	2,000,000	2,000,000
Convertible preferred stock	2,000,000	2,000,000
Total	5,652,000	5,877,000

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

Overview

ForgeHouse is in the business-to-business arena and is focused on providing scalable, Enterprise-class web-based solutions that increase productivity and accountability by workflow optimization.  Our markets range from Fortune 1000 companies to Government to Small and Medium Enterprises and Businesses (SMEs and SMBs).  During the quarter ended September 30, 2009, we continued to market our software solution to targeted prospects.

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

For the Quarter and Nine Months Ended September 30, 2009 in Comparison to the Quarter and Nine Months Ended September 30, 2008.

Net Revenues

Net revenues for the quarter ended September 30, 2009, increased to $116,000 from $61,000 in the prior year, an increase of approximately 92%.  Revenues from the ASP service increased by approximately 67%, while sales of hardware increased by approximately 259%.  One customer accounted for 85% of total net revenues for the quarter ended September 30, 2009.

Net revenues for the nine months ended September 30, 2009, increased to $313,000 from $180,000 in the prior year, an increase of approximately 74%.  Revenues from the ASP service increased by approximately 42%, while sales of hardware increased by approximately 185%.  One customer accounted for 79% of total net revenues for the nine months ended September 30, 2009.

Cost of Revenues

Cost of revenue primarily consists of Server Hosting Cost and Cost of Hardware purchased for resale.  Cost of revenues for the quarter ended September 30, 2009, increased to $33,000 from $21,000 in the prior year, primarily due to the increased sales of hardware.  Cost of sales as a percentage of sales is 28% for the period ending September 30, 2009, and 34% for the prior period.

Cost of revenue for the nine months ended September 30, 2009, increased to $158,000 from $66,000 in the prior year, primarily due to the increased sales of hardware.  Cost of sales as a percentage of sales is 51% for the period ending September 30, 2009, and 37% for the prior period.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2009, decreased to $301,000 from $402,000 in the prior year. For the nine months ended September 30, 2009, operating expenses decreased to $943,000 from $2,427,000.  The expense breakdown is as follows:

	Three Months Ending September 30				Nine Months Ending Sepember 30
	2009	2008	Var B(W)	Var B(W)	2009	2008	Var B(W)	Var B(W)
Operating Expenses	$ 000	$ 000	$ 000%		$ 000	$ 000	$ 000%

Payroll related expenses	150	177	27	15%	495	667	172	26%
Professional fees	14	48	34	72%	31	374	344	92%
Depreciation and Amortization	11	12	1	8%	34	33	(1)	(2)%
Stock-based charges	85	107	22	20%	255	1,121	866	77%
General and Administrative	41	58	17	29%	129	232	103	44%
Total	301	402	101	25%	943	2,427	1,484	61%

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

Other Expense

For the three months ended September 30, 2009, interest expense amounted to $34,000.  For the nine months ended September 30, 2009, interest expense amounted to $102,000 and was attributable to two notes payable.

Net Income

For the three months ended September 30, 2009, we reported a loss from operations of $256,000 offset by a one-time extraordinary gain on restructuring of debt of $1,089,000 for a net income of $832,000 (or a gain per share of $0.03), compared to a net loss of $419,000 (or a loss per share of $0.01) for the equivalent period in the prior year.

For the nine months ended September 30, 2009, we reported a loss from operations of $900,000 offset by a one-time extraordinary gain on restructuring of debt of $1,089,000 for a net income of $188,000 (or a gain per share of $0.01), compared to a net loss of $2,231,000 (or a loss per share of $0.08) for the equivalent period in the prior year.  The overall increase in net income in comparison with last year is primarily due to the $1,089,000 gain on restructuring of debt and a decrease in Operating Expenses described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At September 30, 2009, we had a cash balance of $92 and a working capital deficit of $2,242,000.

Net cash flows from operating activities for the nine months ended September 30, 2009 amounted to $3,000.  Net cash flows used in investing activities for the nine months ended September 30, 2009 amounted to $4,300 and were used primarily for capital lease payments.  There was no financing activity for the nine months ended September 30, 2009.

At September 30, 2009, we had cash of $92, which was essentially equivalent to our cash position at the beginning of the quarter.  We have no currently planned material commitments for capital expenditures; however, other than our current cash and accounts receivable, we presently have no other alternative source of operating capital, without which we may be unable to continue software development, to increase our sales team to penetrate and gain traction in the markets identified as critical to our business success, or to have the capital necessary to fund our ongoing operations and obligations.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we that we would require such financing.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Quarterly Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

On September 30, 2009, we entered into a Debt Forgiveness Agreement with Insurance Medical Group Limited (f/k/a After All Limited), Bryan Irving, and Ian Morl, pursuant to which $785,000 (plus accrued and unpaid interest and any penalties) of our outstanding obligations in favor of Arngrove Group Holdings were forgiven and all $200,000 (plus accrued and unpaid interest and any penalties) of our outstanding obligations in favor of After All Limited were forgiven.  In connection with the Debt Forgiveness Agreement, on September 30, 2009, we also entered into a new Promissory Note, in favor of Bryan Irving and Ian Morl, in the initial principal amount of $415,000.  The payment terms of the new note are tied to certain terms of the forgiveness agreement.  Specifically, if we successfully obtain a loan from a commercial bank, we are then obligated to tender $75,000 to the holders of the new note and, within 10 business days of the closing of such loan, an additional $140,000 to such holders.  We would then be obligated to pay remaining balance of $200,000 to such holders in ten equal, monthly installments, without interest, commencing 90 days after the closing of such loan.  If we are unable to obtain such a loan from a commercial bank by December 31, 2009, as to which loan closing there can be no assurance, then we are obligated to tender $100,000 to the holders of the new note.  We would then be obligated to pay the remaining balance of $315,000 to such holders, without interest, as follows:  (i) an aggregate of $25,000 in 11 monthly installments of $2,083 and one installment of $2,087 commencing on January 30, 2010, (ii) an aggregate of $90,000 in three monthly installments of $30,000 commencing on March 31, 2010, and (iii) an aggregate of $200,000 in ten monthly installments of $20,000 commencing June 30, 2010.  John Britchford-Steel, our chief executive officer, agreed to guaranty up to $125,000 of our obligations under the new note.  Further, Mr. Britchford-Steel placed $100,000 in escrow to guarantee either of the initial payments under the new note to its holders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at September 30, 2009.

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

The following policies reflect our specific criteria for our revenue stream: We generate revenue from the sale of our software products.  Revenues from the sale of these items are recognized upon invoicing of the product to the customer.

Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“ASC-718”).  ASC-718 establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by ASC-718, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.

Non-Employee Stock-Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“ASC 505-50 ”).

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” and also issued Accounting Standards No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105-10), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All guidance contained in the Codification carries an equal level of authority.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements.  The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.  The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  As it relates to the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification.  Accordingly, this standard will not have an impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, (ASC 805) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810-10-65).  ASC 805 will change how business acquisitions are accounted for and ASC 810-10-65 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  The Company adopted both as of January 1, 2009 and neither pronouncement has a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855-10).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009.  This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140, which amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities.  This statement has not yet been codified and is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  This statement has not yet been codified and is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 4T.  CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

2.1
Agreement and Plan of Exchange by and among Milk Bottle Cards, Inc., and certain members of ForgeHouse, LLC, dated January 31, 2008 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

2.2
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

10.10*	Debt Forgiveness Agreement, dated September 30, 2009, among the Registrant, Insurance Medical Group Limited, f/k/a After All Limited, Bryan Irving, Ian Morl, and John Britchford-Steel.

10.11*	Promissory Note, in favor of Bryan Irving and Ian Morl, dated September 30, 2009.

10.12	Reserved.

10.13	Employment Agreement with Jorge Vargas, dated as of February 15, 2008 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

10.14
Service and Software License Agreement, dated April 15, 2007, by and between the Company and Securitas Security Services USA, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

10.15	Office Lease Agreement, by and between the Company and Wolff Atlanta Portfolio, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGEHOUSE, INC.

By: /s/ John Britchford-Steel
November 23, 2009	John Britchford-Steel
Chief Executive Officer