Form 10-K
period 2009-12-31
ForgeHouse, Inc.
filed 2010-05-14
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No:  000-51465

FORGEHOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-1904354 (I.R.S. Employer Identification No.)
1906 Berkeley Avenue, Los Angeles, CA (Address and telephone number of Principal Executive Offices)	90026 (Zip Code)
(323) 868-2002
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 14, 2010 was $5,425,000.

The number of shares outstanding of the registrant’s common stock as of May 14, 2010 was 29,500,000.

FORGEHOUSE, INC.

PART I

Item 1.  Business.

General

ForgeHouse, Inc. (“we,” “our,” “us,” or the “Company”), is a corporation that was formed in Nevada on November 19, 2004.  Our principal place of business is located at 1906 Berkeley Avenue, Los Angeles, California 90026.  Between January 31, 2008, and December 16, 2009, we were solely engaged in the business of developing and selling physical security industry application and software (the “Prior Business”).  We supplemented that business on that date with the acquisition of Northern Future Energy Corp., a Nevada corporation engaged in the oil and gas business.  We have since discontinued our Prior Business and in December 2009, our management changed.

Business

We were engaged in the Prior Business, primarily directly, but also through a wholly-owned subsidiary, ForgeHouse, LLC, a Georgia limited liability company (“FH LLC”).  As of December 29, 2009, we sold all of the property and assets associated with the Prior Business and, as of December 31, 2009, we sold all of our membership interests in FH LLC.  In connection with such transactions, the directors and officers holding office at that time resigned and Philip Mann was elected to our board of directors and appointed our Assistant Secretary.

On December 16, 2009, we entered into an agreement and Plan of Merger (the “Merger Agreement”) with Northern Future Energy Corp. and our newly formed, wholly-owned subsidiary, NFE Acquisition Corp.  In anticipation of the Merger Agreement, we had previously formed the acquisition subsidiary into which, at closing, Northern Future Energy Corp. was merged and was the surviving entity.  Our newly acquired subsidiary owns oil and gas properties located near Anchorage, Alaska.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable, if at all; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced.  We intend to continue such exploratory activities on the properties in the forseeable future.

On March 12, 2010, Christian Negri was appointed our President, Treasurer, and Secretary and also became a director of the Company.

On April 13, 2010, Philip Mann resigned as assistant secretary and as a director of the Company.  Mr. Mann’s resignation was not the result of any disagreement with the policies, practices or procedures of the Company.

Real Property

We do not currently own any property, other than certain oil and gas properties located near Anchorage, Alaska, owned by our newly acquired subsidiary.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable, if at all; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced.

Legal Proceedings

We are not a party to any pending legal proceeding.

Competition

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds.

Regulation

Our oil and gas operations are subject to various United States federal, state, and local governmental regulations.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties, and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.  The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial, and local laws and regulations relating primarily to the protection of human health and the environment.  To date, our expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

As of May 14, 2010, we have no employees.  We expect we will utilize independent contractors, consultants, and other personnel from time to time to assist in our business efforts.  We are not a party to any employment agreements.

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

An investment in our securities involves a high degree of risk. In determining whether to purchase or sell our securities, you should carefully consider all of the material risks described below, together with the other information contained in this Annual Report, before making a decision to purchase our securities; however, as stated above, the risks below should not be assumed to be the only factors that could affect our future performance and condition, financial and otherwise.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to Our Business and Our Marketplace

We have a limited history operating in the oil and gas industry.  As a result, it is difficult to evaluate our business and prospects.

Our continuing operations were recently acquired and we operated our Prior Business for approximately two years.  Thus, we, have a significantly limited operating and financial history available to help our stockholders evaluate our past performance.  Moreover, our limited historical financial results may not accurately predict our future performance.  We have changed out business strategy and are now engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas.  Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses.  As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

ForgeHouse has a history of losses and accumulated deficits that may continue in the future and, along with “going concern” reports, may adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price by, among other things, making it more difficult to obtain debt or equity financing.

In our Prior Business, we incurred net losses each fiscal year.  For the year ended December 31, 2009, we recorded a net income of approximately $125,000 (after taking into account the loss from our discontinued operations and certain related income tax consequences as compared to a net loss of approximately $2,489,000 for the year ended December 31, 2008.  Our accumulated deficit through December 31, 2009, was approximately $6,982,000.

Our recurring losses from operations, limited cash resources and continued negative cash flow from operations, and accumulated deficit, and change in business operations, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year-ended December 31, 2009.

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

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  Few properties that are explored are ultimately developed into producing oil and/or gas wells.  Our properties are in the exploration stage only and are without proven reserves of oil and gas.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.  We may not establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events will likely materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations.  A productive well may become uneconomic in the event water or other deleterious substances are encountered that impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control.  These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental protection.  These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring properties or leases.

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.  Desirable acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control.  These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas, and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.  To date we have not been required to spend any material amount on compliance with environmental regulations.  However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, exploration and production activities are subject to certain federal, state, and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we will be subject to legislation regarding emissions into the environment, water discharges and storage, and disposition of hazardous wastes.  In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations.  We are not insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved.  We may become subject to liability for pollution or hazards against which we cannot adequately insure or that we may elect not to insure.  Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies, or current administrative practices of any government body, organization, or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner that will fundamentally alter the ability of our company to carry on our business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us.  Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may need additional financing to continue and grow operations, which financing may not be available on acceptable terms or at all.

We may need to raise additional funds to fund our operations or grow our business.  Additional financing may not be available on terms or at times favorable to us, or at all.  If adequate funds are not available when required or on acceptable terms, we may be unable to continue and grow our operations.  In addition, such additional financing transactions, if successful, may result in additional dilution of our stockholders.  They may also result in the issuance of securities with rights, preferences, and other characteristics superior to those of the common stock and, in the case of debt or preferred stock financings, may subject us to covenants that restrict our ability to operate our business freely.

We may not successfully grow our business nor manage our growth, if any.

Our success is significantly dependent on a successful acquisition, drilling, completion, and production program.  We may be unable to locate recoverable reserves or operate on a profitable basis, which would place a significant strain on our management and administrative, operational, and financial resources.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.  In addition, if we are unable to manage our expected growth effectively, our business would be harmed.  There is no assurance that we will be able to expand our operations or effectively manage any growth.

We may incur additional costs and experience impaired operating results if we are unable to retain an experienced management team.

We rely on the experience, expertise, industry knowledge, and historical company knowledge of our executive officers.  It would be extremely difficult to replace them if we were to lose the services of any of them.  The loss of these officers could adversely affect our business, financial condition, and results of operations.

The costs and effects of litigation, investigations, or similar matters could adversely affect our financial position and result of operations.

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

We have issued 2,000,000 shares of Series A Convertible Preferred Stock to certain persons, which issuances amount to approximately six percent of all outstanding stock on an as-converted basis.  Furthermore, an additional 8,000,000 preferred shares are authorized for issuance at the discretion of our Board, which, if issued, could represent a material percentage of our outstanding stock.

Series A Convertible Preferred stockholders may elect a disproportionately high number of directors.

The holders of our Series A Convertible Preferred Stock are entitled to elect two members of our Board.  We have five authorized members for our Board, two of whom are electable by the Series A Convertible Preferred stockholders voting as a class, two of whom are electable by the common stockholders voting as a class, and one of whom may be agreed upon by the other four directors.  As of the date of this Annual Report, we have two directors, one of whom was elected by our Series A Convertible Preferred stockholders and the other of whom was appointed by such director.

If a trading market for our common shares does develop, trading prices may be volatile.

In the event that an orderly trading market develops and is maintained for our common shares, the market price of such shares may be based on factors that may not be indicative of future market performance.  Consequently, the market price of our shares may vary greatly.  If an orderly market for our shares develops and is maintained, there is a significant risk that our share price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income/loss levels are below analysts’ expectations;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts; or

•	acquisitions, strategic partnerships, joint ventures or capital commitments.

Because we became “public” by means of a reverse acquisition, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became “public” through a reverse acquisition.  Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common shares.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or in the Pink OTC Markets, which could affect our stockholders’ ability to access trading information about our common stock.

The OTC Bulletin Board and the Pink OTC Markets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the NYSEAmex.  Although the OTC Bulletin Board is a regulated quotation service operated by FINRA that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink OTC Markets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market-makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink OTC Markets.  Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.  We are required, however, to satisfy the reporting requirements under the Exchange Act.  If we fail to do so, our shares may no longer be quoted on the OTC Bulletin Board.

Our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our exploration and development operations.  We have neither generated any material revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.  Since we have not generated any material revenues, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to effectuate our business plan and continue our business operations.

Trading of our common stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock has been thinly traded and, as a result, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock have been, and may continue to be, thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume and, that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we become more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price.  We cannot give you any assurance that a broader or more active public trading market for our shares of common stock will develop or be sustained or that any trading levels will be sustained.  Due to these conditions, we cannot provide any assurances that our stockholders will be able to sell their shares at or near ask prices or at all.

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

Item 2.  Properties.

We do not currently own any property, other than certain oil and gas properties located near Anchorage, Alaska, owned by our newly acquired subsidiary.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable, if at all; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $.001, has been quoted on the OTC Bulletin Board under the symbol “FOHE” since November 7, 2005, and, prior to that, under the symbol “MBTL” since January 5, 2006; however, our common stock did not commence virtually any trading until subsequent to our acquisition of FH LLC on January 31, 2008.  The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink OTC Markets, Inc.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2009:
First Quarter	$0.25	$0.25
Second Quarter	0.25	0.07
Third Quarter	0.08	0.04
Fourth Quarter	0.05	0.02
Year ended December 31, 2008:
First Quarter	1.60	1.10
Second Quarter	1.97	1.30
Third Quarter	1.25	0.55
Fourth Quarter	0.55	0.25

On May 14, 2010, we had approximately 10 stockholders of record.

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

The independent registered public accounting firm’s report on our financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the financial statements.

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the financial statements and the notes to those statements included herein.  This discussion includes forward-looking statements that involve risk and uncertainties.  Actual results may differ materially from those anticipated in the forward-looking statements.

Industry Overview

  The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces.  Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

  Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remain stable through the early part of 2010.  Future economic instability could impact demand, caused by a consumer shift to alternative fuel sources and/or supply, driven largely by concerns regarding the economic viability of extracting natural resources, thus affecting crude oil prices.

  Oil prices have significantly affected profitability and returns for upstream producers. Oil prices cannot be predicted with any certainty.  During the past ten years the industry has experienced wide fluctuations in prices.  While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence.

For the Year Ended December 31, 2009 in Comparison to the Year Ended December 31, 2008.

    Between January 31, 2008, and December 16, 2009, we were solely engaged in our Prior Business of developing and selling physical security industry application and software.  We supplemented that business on that date with the acquisition of Northern Future Energy Corp. engaged in the oil and gas business.  As of December 29, 2009, we sold all of the property and assets associated with the Prior Business and, as of December 31, 2009, we sold all of our membership interests in ForgeHouse LLC.

        Exclusive of the discontinued operations of our Prior Business, we had no net revenues from operations in either the current or the prior fiscal year.  For the year ended December 31, 2009, we had an operating loss of $86,000, as compared to an operating loss of $135,000 for the prior year.  In respect of the discontinued operations of our Prior Business, we incurred a loss from those operations of $1,121,000 (less an income tax benefit of $453,000) for a net loss of $668,000 in the year ended December 31 ,2009, as compared to a net loss from operations of $2,719,000 in the prior year.  In the current year, we had a gain on restructuring of debt, net of income tax of $880,000, as compared to a gain of $366,000 in the prior year.  Overall, for the year ended December 31, 2009, we recorded net income of $125,000, as compared to a net loss of $2,489,000 for the prior year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At December 31, 2009, we had a cash balance of $66,000 and a working capital deficit of $93,000.  Our balance sheet at December 31, 2009 reflects a note payable of $415,000.

       Net cash flows provided by operating activities for the year ended December 31, 2009, amounted to ($2,500) and were comprised of positive and negative accounts, substantially all of which related to the Prior Business and its disposition.  Net cash flows used in investing activities for the year ended December 31, 2009, were ($69,000), all in respect of cash used in our current operations.  Net cash flow provided by financing activities for the year ended December 31, 2009, were nil.

       At December 31, 2009, we had cash of $66,000, which cash balance represented an increase of $66,000 in comparison with our cash balance at December 31, 2008.  We have no currently planned material commitments for capital expenditures; however, we will need operating capital to continue our current business operations, although presently have no alternative source of operating capital.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Annual Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2009.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

ForgeHouse, Inc.

Index to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

Financial Statements of ForgeHouse, Inc. (a Nevada Corporation):

Report of the Registered Independent Public Accounting Firm                          17

Balance Sheets as of December 31, 2009 and 2008 18

Statements of Operations for Each of the Years Ended December 31, 2009 and 2008 19

Statements of Cash Flows for Each of the Years Ended December 31, 2009 and 2008 22

Notes to the Financial Statements                                      24

ForgeHouse, Inc.

Index to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ForgeHouse, Inc.

We have audited the accompanying balance sheets of ForgeHouse, Inc as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. ForgeHouse, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ForgeHouse, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has no revenue from continuing operations and has an accumulated deficit of $6,982,902 at December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
May 14, 2010

ForgeHouse, Inc.

Balance Sheets
December 31, 2009 and 2008

ASSETS

	As of December 31, 2009	As of December 31, 2008
Current assets:
Cash	$66,126	-
Current assets of discontinued operation	-	$91,551
Total current assets	66,126	91,551

Oil and Gas interests	22,180	-
Long term assets of discontinued operation	-	71,667

Total assets	$88,936	$163,218

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$29,036	-
Notes payable and accrued interest	56,130	$51,131
Dividend payable	73,938	73,938
Current liabilities of discontinued operation	-	2,674,327
Total current liabilities	159,104	2,799,396

Commitments and contingencies (note 7)

Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000 convertible on a one for one basis into common stock	$2,000	$2,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,500,000 and 28,289,834 shares issued and outstanding	29,500	28,290
Additional paid in capital	6,881,234	4,441,799
Accumulated deficit	(6,982,902)	(7,108,267)

Total stockholders' deficit	$(70,168)	$(2,636,178)
Total liabilities and stockholders' deficit	$88,936	$163,218

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Operations
For Each of the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,
	2009	2008
Operating expenses:
Payroll related expenses	2,500	-
General and administrative	5,627	76,189
Professional fees	73,210	57,947
Total operating expenses	81,337	134,136

Loss from operations	(81,337)	(134,136)

Interest expense	5,000	1,130

Loss from continuing operations before extraordinary item	(86,337)	(135,266)

Discontinued operation:
Loss from operations of discontinued OneVision business	1,120,884	2,718,387
Income tax (benefit)	(453,070)	800
Loss on discontinued operation	667,814	2,719,187

Loss before extraordinary item	(754,151)	(2,854,453)

Gain on restructurings of debt, net of income tax	879,156	365,834

Net income (loss)	$125,365	$(2,488,619)

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Operations
For Each of the Years Ended December 31, 2009 and 2008

Income (loss per share:
Loss per share from continuing operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Loss per share from discontinued operation:
Basic	$(0.02)	$(0.10)
Diluted	$(0.02)	$(0.10
Per share effect of gain on restructurings of debt, net of income tax:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Net income (loss) per share
Basic	$0.00	$(0.09)
Diluted	$0.00	$(0.09)
Weighted average shares outstanding:
Basic	28,723,862	27,059,045
Diluted	32,366,810	28,746,327

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Members' Deficit
For Each of the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	ForgeHouse Accumulated Deficit	VIE Accumulated Deficit	Total
Balance, December 31, 2007	-		15,000,000	15,000	1,248,978	(4,619,648)	(69,358)	(3,425,028)
Sale of preferred A shares	2,000,000	2,000	-	-	2,098,000	-	-	21,000,000
Shares issued in the recapitalization of the Company	-	-	13,000,000	13,000	(243,290)	-	-	(230,290)
Disposition of VIE at the time of the recapitalization of the Company	-	-	-	-	(73,302)	-	69,358	(3,944)
Common shares issued for debt	-	-	45,812	46	45,754	-	-	45,800
Common shares issued for cash	-	-	244,022	244	290,144	-	-	290,388
Company expenses paid by corporate officers	-	-	-	-	1,420	-	-	1,420
Stock based charges	-	-	-	-	1,148,033	-	-	1,148,033
Dividend declared	-	-	-	-	(73,938)	-	-	(73,938)
Net loss	-	-	-	-	-	(2,488,619)	-	(2,488,619)

Balance, December 31, 2008	2,000,000	$2,000	28,289,834	28,290	$4,441,799	$(7,108,267)	$-	$(2,636,178
Acquisition of an operating subsidiary for common shares	-	-	12,000,000	12,000	63,332	-	-	-
Sale of discontinued operation to related parties	-	-	(10,789,834)	(10,790)	1,912,787	-	-	-
Stock based charges	-	-	-	-	398,316	-	-	-
Company expenses paid by common shareholder	-	-	-	-	62,000	-	-	-
Net income	-	-	-	-	-	125,365	-	-

Balance, December 31, 2009	2,000,000	$2,000	29,500,000	$29,500)	$6,881,234	$(6,982,902)	$-	$70,168)

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows
For Each of the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,
	2009	2008
Cash flows used in operating activities:
Net income (loss)	$125,365	$(2,488,619)
Gain on debt restructure	879,516	365,834
Loss from discontinued operation	(667,814)	(2,719,187)
Loss from continuing operations	(86,337)	(135,266)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of stock based charges	398,316	1,148,033
Expenses paid by shareholder	62,000	1,420
Increase (decrease) in liabilities:
Accounts payable - trade	15,932	-
Accrued interest on debt	4,999	-

Cash from (used in) operating activities - continuing operations	606,612	(1,339,166)
Cash used in operating activities - discontinued operation	(609,112)	(321,820)
Cash used in operating activities	(2,500)	(1,660,986)
Cash flows from (used in) investing activities:
Acquisition of operating subsidiary	68,626	-
Recapitalization of Milk Bottle Cards Inc. - reverse merger	-	(8,860)
Cash from (used in) investing activities - continuing operations	68,626	(8,860)
Cash from (used in) investing activities - discontinued operation	-	(20,050)
Cash from (used in) investing activities	68,626	(28,910)
Cash flows from financing activities:
Proceeds from notes payable	-	50,000
Proceeds from sale of preferred A stock	-	2,100,000
Issuance of common shares for cash	-	290,388
Purchase and retirement of stock	-	(50,000)
Dissolution of variable interset entity	-	(73,302)
Cash from financing activities - continuing operations	-	2,317,086
Cash used in financing activities - discontinued operation	-	(627,190)
Cash provided by financing activities	-	1,689,896
Net increase in cash	66,126	-
Cash at beginning of period	-	-
Cash at end of period	$66,126	-

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows
For Each of the Years Ended December 31, 2009 and 2008

Supplemental Disclosure of Cash Flow Information

	For the Year Ended December 31,
	2009	2008
Cash paid during the fiscal years for:
Interest	$-	$368,571
Income Taxes	$-	$800

Non-Cash Investing and Financing Transactions
Purchase of Northern Future Energy Corp with shares:
Purchased cash	$68,626	-
Oil and gas interests	$22,810	-
Accrued expenses	$(13,104)	-
Common stock	$(12,000)	-
APIC	$(66,332)	-

Sale of assets and transfer of liabilities to Enforce Global, LLC:
Current assets of discontinued operation	$(206,904)	-
Long-term assets of discontinued operation	$(27,566)	-
Current liabilities of discontinued operation	$2,136,467	-
Common stock	$10,790	-
APIC	$(1,912,787)	-
Dividend on Series A preferred stock:
Dividend payable	$-	$73,938
Dividend	$-	$(73,938)

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

1.       Description of the Company's Business

Basis of Presentation and Nature of Operations

ForgeHouse, Inc. (the Company, we, or our) was incorporated under the laws of the state of Nevada in 2004.  The Company engaged in the development and ongoing enhancement to OneVision®, its proprietary software system, and its sale, until December 2009.  The OneVision® system is a web based application that offers a virtual command and control system for certain private industry and governmental compliance, physical security and maintenance applications.  In December 2009, the Company sold its assets and liabilities associated with the OneVision® software to Enforce Global LLC, a Georgia Company owned by certain of the Company's former officers who were significant shareholders. The former officers resigned their positions held with the Company on December 29, 2009 (Note 2).  Earlier in December 2009, the Company acquired Northern Future Energy Corporation (NFEC), a Nevada energy exploration company with oil and gas interests in Alaska (Note 4).  At December 31, 2009, the Company balance sheet is comprised of the assets and liabilities of NFECs oil and gas operations.  The Company's statement of operations for the years ended December 31, 2009 and 2008 presents general and administrative expenses unrelated to OneVision®'s operating results and expenses of NFEC from the date of acquisition through the end of the year. Operating results of the discontinued OneVision® subsidiary are presented as a single line item (Discontinued Operation) for the years ending December 31, 2009 and 2008.

On December 16, 2009, the Company acquired Northern Future Energy Corporation (Note 4), an oil and gas Company, which consisted of a net asset of $78,332, in exchange for 12,000,000 shares of the Company's common stock.

On December 29, 2009, the Company's former officers, who were significant shareholders, acquired the OneVision® operations (Note 2), which had a book value net liability of $1,881,998 in exchange for their 10,789,834 shares of Company's common stock valued at a par value of $10,790.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

2.       Discontinued Operation

On December 29, 2009, the Company entered into an asset purchase agreement with Enforce Global Solutions, LLC (Enforce), a Georgia limited liability company owned by certain of the Company's former officers, who were also significant shareholders.  Under the agreement, Enforce bought all of the assets of the OneVision business, including the intellectual properties, and assumed all of the OneVision liabilities.  The purchase resulted in a sale by the Company of a net liability of $1,881,998.  As consideration for the transaction, the former officers delivered to us all of the shares they owned in the Company; a total of 10,789,834 shares of our common stock.  The Company has recorded those shares as received into treasury and cancelled.  Simultaneously with the close of the asset purchase agreement, all of the other OneVision employees of the Company resigned.  The operating results of the OneVision business are presented as a discontinued operation.

The following is a summary of the net liabilities sold, as of December 31, 2008 and as finally reported on the closing date of December 29, 2009:

	December 29, 2009	December 31, 2008
Cash	$73,805	$1,705
Accounts receivable	96,476	80,168
Inventory	34,657	-
Prepaid insurance	1,967	9,678
Current assets of discontinued operation	206,905	91,551
Equipment, net of accumulated depreciation of $47,894 and $37,739	15,277	24,711
Software development costs, net of accumulated amortization of $164,667 and $130,000	8,667	43,333
Deposits	3,623	3,623
Total assets of discontinued operation	$234,472	$163,218

Liabilities
Notes payable in default	-	$1,400,000
Accounts payable	$740,049	908,121
Related party payable	53,087	29,067
Accrued payroll and related expenses	731,825	255,611
Accrued expenses	7,939	27,510
Capital lease	-	4,398
Deferred revenue	168,570	49,621
Note payable	415,000	-
Total liabilities of discontinued operation	2,116,470	2,674,328
Net liability of discontinued operation	$1,881,998	$2,511,110

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

The accompanying table illustrates the reporting of the discontinued operation on the face of the Statements of Operations for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31,
	2009	2008
Revenues:
Service contract revenue	$371,501	$219,556
Product revenue	212,012	82,830
Net revenues	583,513	302,386
Costs and expenses:
Costs of revenues	269,897	96,701
General and administrative	174,509	222,396
Software and development costs	15,435	131,147
Payroll related expenses	625,319	861,448
Depreciation and amortization	44,822	44,264
Stock based charges	398,313	1,148,034
Professional fees	73,651	338,077
Interest expense	106,166	178,237
Other expense (income)	(3,717)	469
Loss from discontinued operation before taxes	(1,120,882)	(2,718,387)
Income tax (benefit)	(453,070)	800
Loss from discontinued operation	$(667,812	$(2,719,187)

3.       Summary of Significant Accounting Policies

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

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

In December 2007, the FASB issued ASC 805, which changed how business acquisitions are accounted for and ASC 810-10-65, which changed the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  The Company adopted both as of January 1, 2009 and neither pronouncement has a material impact on the Company’s financial statements.

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009. This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued guidance regarding the accounting for transfers of financial assets which amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement does not have any impact on our financial position or results of operations.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. The amendments affect the overall consolidation analysis. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement does not have any impact on our financial position or results of operations.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions relate to the discontinued operation and valuation reserve related to our tax asset. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool.  Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities.  Cost centers are established on a country-by-country basis.

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves. The cost of investments in unproved properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;  plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as the consideration of counterparty credit risk in its assessment of fair value.

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of December 31, 2009, are classified in the table below in one of the three categories described above:

Fair Value Measurements At December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$66,126	-	-	$66,126
Escrowed Funds	-	-	-	-
Cash, Cash Equivalents and Escrowed Funds	$66,126	-	-	$66,126

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

Upon resignation of certain of the Company's officers and the OneVision employees (Note 2), employee options to purchase 1,652,000 shares of the Company's common stock were terminated.  As of December 31, 2009, the Company had issued and outstanding common stock equivalents comprised of common stock warrants and convertible preferred stock that could have been converted into 4,000,000 shares of common stock.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2009, the Company had cash of $66,126.

Concentration of Credit Risk

At December 31, 2009, the Company did not have funds on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

Leases

The Company reviews all leases for capital or operating classification at their inception. The Company uses its incremental borrowing rate in the assessment of lease classification and defines the initial lease term to exclude lease extension periods.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. The factors considered by management in performing this assessment include current operating results and trends and prospects, as well as the effects of obsolescence and economic factors.

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

4.       Acquisition of Operating Subsidiary

On December 16, 2009, the Company acquired Northern Future Energy Corporation (NFEC), an oil and gas Company.  Under the terms of the purchase agreement, the Company issued 12,000,000 shares of the Company's common stock in exchange for all outstanding equity of NFEC. NFEC was incorporated under the laws of the State of Nevada on October 22, 2009. On November 20, 2009, NFEC acquired an 87.5% net revenue interest in a certain oil and gas lease in the state of Alaska. NFEC is an exploration stage company involved in the oil and gas exploration business.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation herein is based on management’s assessment of the fair value of both the assets acquired and liabilities assumed.

December 16, 2009
Cash	$68,626
Total current assets	$68,626
Oil and gas interest	22,810
Total assets	91,436
Accrued expenses	13,104
Total liabilities	13,104
Net asset at acquisition	$78,332

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of NFEC had occurred at January 1, 2009:

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

	For the year ended December 31, 2009
	As Reported	NFEC	Pro Forma
Payroll related expenses	$2,500	$2,500	$5,000
General and administrative	5,627	64	5,691
Professional fees	73,210	19,104	92,314
Total operating expenses	81,337	21,668	103,005
Loss from operations	(81,337)	(21,668)	(103,005)
Interest expense	5,000	-	5,000
Loss from continuing operations	(86,337)	(21,668)	(108,005)
Loss on discontinued operation	667,814	-	667,814
Loss before an extraordinary item	(754,151)	(21,668)	(775,819)
Gain on restructuring of debt, net	879,516	-	879,516
Net income	$125,365	(21,668)	$103,697
Loss per share from continuing operations, basic and diluted	$0.00	$0.00	$0.00
Loss per share from discontinued operation, basic and diluted	$(0.02)	$0.00	$(0.02)
Per share effect of gain on restructurings of debt, net of income tax:
Basic	$0.03	$0.00	$0.03
Diluted	$0.03	$0.00	$0.03
Net income (loss) per share
Basic	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

5.         Oil and Gas Interests

On December 16, 2009, the Company acquired Northern Future Energy Corporation, which owned an oil and gas lease in Anchorage, Alaska, with a fair value of $22,810.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable, if at all; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced.

6.        Debt

Debt is comprised of the following:

	December 31, 2009	December 31, 2008
Two $25,000 unsecured demand notes, interest is payable upon demand of payment of the principal, bear interst at a rate of 10% per annum.	$50,000	$50,000
Short Term Notes payable	$50,000	$50,000

Short Term Bridge Financing

In October 2008, the Company obtained short term financing from an investor group in the form of two $25,000 demand notes.  The loans were necessary to sustain the ongoing operations of the Company.  The loans are unsecured and interest is payable upon demand of payment of the principal.  The loans are still outstanding at December 31, 2009 and bear interest at a rate of 10% per annum.

Extraordinary Item - Debt Restructurings

On September 30, 2009, the Company entered into a Debt Forgiveness Agreement with Insurance Medical Group Limited (f/k/a After All Limited), Bryan Irving, and Ian Morl, pursuant to which $785,000 (plus accrued and unpaid interest and any penalties of $80,141) of the Company's outstanding obligations in favor of Arngrove Group Holdings were forgiven and all $200,000 (plus accrued and unpaid interest and any penalties of $23,418) of the Company's outstanding obligations in favor of After All Group, Limited, was forgiven. Gain on these two debt restructurings was a gross of $1,088,559 for the year ended December 31, 2009.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

In December 2009, the Company entered into agreements with two of its vendors to reduce the amounts owed to the vendors in exchange for upfront payments.  Gain on the restructure of amounts owed to the two vendors was $244,041.

These amounts are presented in the statement of operations net of income taxes of $453,084 for a net extraordinary gain on debt restructuring of $879,516.

After All Group Debt

In August 2006, ForgeHouse, LLC (ForgeHouse) borrowed $200,000 from a group ("After All") that consisted of some of the same owners of Arngrove Group Holdings, Ltd (who were, at the time, members of ForgeHouse). The loan was unsecured and interest accrued at a rate of 20% per annum, which was calculated monthly and rolled into the principal balance of the loan. The loan term was six months from the issuance date and was been extended on a month-to-month basis at the discretion of After All.  This note payable was restructured on January 31, 2008 and all accrued interest was forgiven, which is included in the gain on the restructuring of debt in the statement of operations.  The restructured note was at an interest rate of 6% per annum, with scheduled principal payments of $40,000 to be made starting December 31, 2008, and every six months thereafter, up to and including December 31, 2010.  The payment due December 31, 2008 was not made and a notice of default was received in February 2009. The default interest rate was 8%.  The Company incurred interest expense during the years ended December 31, 2009 and 2008 of $12,404 and $11,014, all of which was charged to operations.   Accrued interest on this note payable was $23,418 immediately preceding the restructuring of the note on September 30, 2009 by the aforementioned Debt Forgiveness Agreement.  As a result of the Debt Forgiveness Agreement, a gain on debt restructuring of $223,418 was recognized for the year ended December 31, 2009.

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

The Agreement also included a services contract that provided for Arngrove to provide certain consulting services and to receive a fee (the "Fee") of approximately $120,000 each year, payable monthly within 7 days of each month-end. The Fee was a required portion of the Agreement. It is being treated by ForgeHouse as additional interest. ForgeHouse determined that the nature of the consultancy services called for in the Agreement were investor's due diligence procedures or were not provided to ForgeHouse at all.  ForgeHouse did not make any Fee payments to Arngrove as provided for in the service contract until the agreement was restructured at January 31, 2008, at which time payments totaling $368,571 were made to satisfy all accrued interest and management fees on the Arngrove and After All notes.  This resulted in a 2008 gain on the restructuring of debt of $365,834.

ForgeHouse restructured the debt in January 2008 at an interest rate of 6% per annum, with scheduled principal payments of $240,000 to be made starting December 31, 2008 and every six months thereafter, up to and including December 31, 2010.  Interest accrued at 8% beyond maturity and in default.  The payment due December 31, 2008 was not made and a notice of default was received in February 2009.  The Company incurred interest expense during the years ended December 31, 2009 and 2008 of $72,121 and $66,082, all of which was charged to operations.  Accrued interest on this note payable was $80,141 immediately preceding the restructuring of the note on September 30, 2009 by the aforementioned Debt Forgiveness Agreement.  As a result of the Debt Forgiveness Agreement, a gain on debt restructuring of $865,141 was recognized during the year ended December 31, 2009.

In connection with the Debt Forgiveness Agreement, on September 30, 2009, the Company entered into a new Promissory Note, in favor of Bryan Irving and Ian Morl, in the initial principal amount of $415,000.  This new Promissory Note was included in the liabilities assumed in the asset purchase agreement discussed in Note 2 and the Company has no obligation regarding this note payable at December 31, 2009.

7.       Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company was unable to expand its OneVision® product license holders and related revenue and sold all assets and liabilities associated with the OneVision® business. The Company's new business activities are related to the development and acquisition of oil and gas interests.  Oil and gas interests in Alaska were acquired in December 2009, but it is unknown if the interests are viable to sustain operations.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

The accompanying financial statements as of December 31, 2009 have been prepared assuming the Company will continue as a going concern. The Company, over time, has experienced recurring losses and negative cash flows from operations, and as of December 31, 2009, the Company’s current liabilities exceeded its current assets by $92,978 and its total liabilities exceeded its total assets by $70,168.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future oil and gas operations.  Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.  As discussed in Note 2, the Company was able to dispose of significant liabilities on December 29, 2009 related to the OneVision® business.

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

Operating Leases

The Company's facilities lease associated with the discontinued operation was transferred with the other assets and liabilities of the OneVision® business as part of the asset purchase agreement in Note 2.  At December 31, 2009, the Company does not have any leases.

8.       Equity Transactions

Sale of Units

On January 31, 2008, the Company sold 2,000,000 units; each unit consisted of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock.  The total proceeds from this transaction were $2,100,000.  Each of the Series A Preferred shares is convertible into the Company's common stock on a one-to-one basis.  The Series A Preferred Shares are senior as to all other equity instruments, voting, and have a dividend rate of 4% of the stated liquidation preference amount of $2,000,000.  The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Dividend Payable

The Company declared a 4% annual dividend on the Series A Preferred Shares for the year ended December 31, 2008. The amount of the dividend, $73,425, was never paid because the Company has an accumulated deficit. The dividend remains unpaid and is shown as dividend payable at December 31, 2009 for $73,938.  The Company did not declare a dividend for 2009.

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

Shares Issued in Satisfaction of Accounts Payable – Trade

In June 2008, the Company issued 45,812 shares of the Company’s common stock to two individuals for satisfaction of $45,800 of accounts payable – trade of the discontinued operation.

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

Options Activity

A summary of the option activity as of December 31, 2009 and 2008, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007		$-	-	-
Granted	1,877,000	1.00	-	-
Exercised		-	-	-
Forfeited	(225,000)	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2008	1,652,000	1.00	6.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,652,000)	1.00	-	-
Expired	-	-	-	-
Outstanding at December 31, 2009	-	-	-	-
Exercisable at December 31, 2009	-	-	-	-

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

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

Warrant Activity

A summary of the warrant activity as of December 31, 2009 and 2008, and changes during the period then ended is presented below:

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2008	2,000,000	$1.00
Issued	-	-
Exercised	-	-
Outstanding, December 31, 2009	2,000,000	$1.00
Exercisable, December 31, 2009	2,000,000	$1.00

On January 31, 2008, the Company sold 2,000,000 units, with each unit consisting of one share of the Company's Series A Convertible Preferred stock and one warrant to purchase a share of the Company's common stock.  The warrants have an exercise price of $1.00 and expire 2 years from the grant date.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding and conversion of preferred stock as follows:

Warrants	2,000,000
Conversion of Preferred stock	2,000,000
Reserved shares At December 31, 2009	4,000,000

9.       Deferred Income Taxes

The gain on debt restructuring resulted in unexpected income for the year ended December 31, 2009.  The Company utilized $178,052 of the net operating loss carryforwards from 2008 to offset 2009 income tax.  The Company did not record any deferred income tax provisions for the year ended December 31, 2008.  As a result of the sale of the discontinued subsidiary, the Company has not recorded any deferred income tax provision at December 31, 2009.  Significant components of the Company's deferred income tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$875,194	$1,398,875
Valuation allowance	(875,194)	(1,398,875)

Net deferred tax assets	$-	$-

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	2009	2008
Tax benefit at U.S. statutory rate	(34.0)%	(34.0%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

The Company has federal net operating loss carryforwards of $875,194. The federal net operating loss carryforwards will begin to expire in 2028.  Based upon the disposal of the discontinued operation, exploration stage of the new venture and management's assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and, accordingly, has established a full valuation allowance for them. The valuation allowance decreased by $523,681 during the year ended December 31, 2009 as a result of the current year’s net earnings.

10.	Earnings (Loss) Per Share

Basic and diluted loss before extraordinary item is computed using the weighted-average number of common shares outstanding.  Since there was a loss before extraordinary item in each period presented, the effect of potentially dilutive common shares is not considered as their effect would be anti-dilutive.  Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic and diluted loss before extraordinary item and basic net earnings (loss) per share and diluted net earnings (loss) per share for the years ended December 31, 2009 and 2008 are as follows:

ForgeHouse, Inc.

Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For Each of the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,
	2009	2008
Numerator:
Loss before extraordinary item	$(754,151)	$(2,854,453)
Net income (loss)	$125,365	$(2,488,619)
Denominator:
Basic weighted-average shares	28,723,862	27,059,045
Effect of dilutive securities:
Common stock options and warrants	3,642,948	-
Convertible preferred stock	-	-
Dilutive potential common shares	32,366,810	27,059,045
Loss per share before extraordinary item:
Basic and diluted	$(0.03)	$(0.11)
Net earnings (loss) per share
Basic	$(0.00)	$(0.09)
Diluted	$(0.00)	$(0.09)

The following table sets forth potential shares of common stock that are not included in the diluted loss per share because to do so would be anti-dilutive since the Company reported losses in certain reporting periods:

	As of December 31,
	2009	2008
Options to purchase shares of common stock	-	1,877,000
Warrants to purchase shares of common stock	-	2,000,000
Convertible preferred stock	-	2,000,000
Total	-	5,877,000

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning current executive officers and directors as of May 14, 2010:

Name	Age	Position
Christian Negri	41	President, Treasurer, Secretary, and Director

Christian Mann was appointed as President, Treasurer, and Secretary and as a member of the board of directors, effective March 12, 2010.  From 2004 to the present, Mr. Negri has been involved in the real estate industry and has possessed a California Real Estate salesperson license since 2004.  Mr. Negri is not an officer or director of any other reporting company.

Our directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are elected by the Board to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. There are no family relationships between our directors and executive officers.

Our Board has not had an audit committee, compensation committee, or nominating committee because, due to the Board’s composition and our relatively limited operations, the Board was able to effectively manage the issues normally considered by such committees.

Board Meetings

Our Board held three meetings during the 2009 fiscal year.

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

Our stockholders may send communications to our board of directors by writing to ForgeHouse, Inc., 1906 Berkeley Avenue, Los Angeles, CA 90026, attention:  Christian Negri or any specified director.  Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

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

The following table sets forth certain annual and long-term compensation paid to the Company’s former Chief Executive Officer and executive officers, each of whom resigned December 29, 2010.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Britchford-Steel, CEO	2009	21,000	None	None	None	None	None	None	21,000
	2008	109,417	None	None	395,849	None	None	None	505,266
	2007	130,000	None	None	None	None	None	8,282	130,000
Jose M. Alonso, COO	2009	21,000	None	None	None	None	None	None	21,000
	2008	109,417	None	None	217,248	None	None	None	326,665
	2007	130,000	None	None	None	None	None	None	130,000
Jorge Vargas, CFO	2009	21,000	None	None	None	None	None	None	21,000
	2008	94,500	None	None	281,253	None	None	None	375,753

Philip Mann, our Assistant Secretary as of December 31. 2009, did not receive any compensation during our fiscal year then ended.  Christian Negri, our current President, Treasurer, and Secretary, was not an executive officer during such fiscal year.

Employment and Consulting Agreements

There are no employment contracts or consulting agreements with our current directors or officers.

Compensation Policy

The Board will review and determine the compensation provided to our executive officer, including stock compensation.  In addition, the Board will review and make recommendations on stock compensation arrangements for all of our employees.

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

The Board will seek to ensure that an appropriate relationship exists between executive pay and corporate performance.  Executive officers are entitled to customary benefits generally available to all Company employees, including group medical insurance. The Board may retain compensation consultants to assist the board in determining the compensation of the President or senior executive officers.  The Board may form and delegate authority to committees and may delegate authority to one or more designated members of the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of May 14, 2010, by:  (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) our current directors, (iii) our current executive officers, and (iv) all of our directors and executive officers as a group.

Except as indicated by the footnotes below, management believes, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2010.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent ofclass (1)
Common Stock	Christian Negri (sole director and named executive officer) (2)	12,000,000	40.68%

Series A Convertible Preferred Stock	Christian Negri (sole director and named executive officer) (2)	-	-

Series A Convertible Preferred Stock	Meriel Development, Inc. (3)	380,952	19.05%
Series A Convertible Preferred Stock	Cat Brokerage AG (4)	571,429	28.57%
Series A Convertible Preferred Stock	Hillside Provident Trust (5)	1,047,619	52.38%

(1)	Based on 29,500,000 shares of common stock and 2,000,000 shares of Series A Convertible Preferred Stock, as applicable, issued and outstanding as of May 14, 2010.
(2)	502 East John Street, Carson City, Nevada 89706.
(3)	Jasmine Court, 35A Regent Street, Belize City, Belize.
(4)	Gutenbergstrasse 10, 8027 Zurich, Switzerland.
(5)	Suite 500, 280 Nelson St., Vancouver, BC, Canada V6B 2E2.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Christian Negri is our President, Treasurer, and Secretary and serves as our sole director.

In connection with the acquisition of Northern Future Energy Corp., we issued to Christian Negri, the former beneficial owner thereof, 12,000,000 restricted shares of our common stock.  Christian Negri is the President, Treasurer, Secretary, and the sole director of the Company.  The issuance was made in reliance on Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933.  We believe that the exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the issuance of securities was made to one person, who was an accredited individual, (iii) transfer of the securities was restricted in accordance with the requirements of the Securities Act, (iv) the issuee was financially sophisticated or advised by someone who had the requisite acumen, and (v) the issuee was provided with the applicable disclosure materials or access thereto.

Item 14.  Principal Accountant Fees and Services.

For the years ended December 31, 2009 and 2008, Kelly & Co. (“Kelly”) audited our financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Kelly for the years ended December 31, 2009, and 2008, were as follows:

	2009	2008

Audit Fees	$30,000	$50,000

Audit Related Fees (1)	$18,000	$29,865

Tax Fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$48,000	$79,865

(1)	First, Second, and Third quarter review fees for our 2009 fiscal year and Third quarter review for our 2008 fiscal year.

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

(a) Financial Statements.

    Included under Item 8.

(b) Exhibits required by Item 601.

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

2.4**	Agreement and Plan of Exchange by and between Northern Future Energy Corp. and NFE Acquisition Corp., dated December 16, 2009.

2.5*	Asset Purchase Agreement by and between Enforce Global Solutions, LLC and the Company, dated as of December 29, 2009.

2.6*	Membership Interest Purchase Agreement by and between the Company and John Britchford-Steel, dated as of December 31, 2009.

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

3.5**	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009.

3.6**	Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010.

10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).

10.2	Form on Incentive Stock Option Award Agreement under the 2008 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.3	Form of Nonqualified Stock Option Award Agreement under the 2008 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.4	Employment Agreement with John Britchford-Steel, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.5	Employment Agreement with Jose Alonso, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

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

10.10
Debt Forgiveness Agreement, dated September 30, 2009, among the Company, Insurance Medical Group Limited, f/k/a After All Limited, Bryan Irving, Ian Morl, and John Britchford-Steel (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q/A, filed November 24, 2009).

10.11	Promissory Note, in favor of Bryan Irving and Ian Morl, dated September 30, 2009 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q/A, filed November 24, 2009).

10.12	Reserved.

10.13	Employment Agreement with Jorge Vargas, dated as of February 15, 2008 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

10.14
Service and Software License Agreement, dated April 15, 2007, by and between the Company and Securitas Security Services USA, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

10.15	Office Lease Agreement, by and between the Company and Wolff Atlanta Portfolio, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

21.1	NFE Acquisition Corp.

31.1*	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Treasurer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.
**    To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGEHOUSE, INC.

By:	/s/ CHRISTIAN NEGRI
Christian Negri
President (Principal Executive Officer)
/s/ CHRISTIAN NEGRI
Christian Negri
Treasurer (Principal Financial & Accounting Officer)

Date: May 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN NEGRI	President, Treasurer, Secretary, and Director	May 14, 2010
Christian Negri

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

2.5	Asset Purchase Agreement by and between Enforce Global Solutions, LLC and ForgeHouse, Inc., dated as of December 29, 2009.

2.6	Membership Interest Purchase Agreement by and between the Company and John Britchford-Steel, dated as of December 31, 2009.

31.1	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Treasurer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.