Form 10-Q
period 2010-03-31
ForgeHouse, Inc.
filed 2010-05-24
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

FORGEHOUSE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1906 Berkeley Avenue, Los Angeles, CA 90026
(Address of principal executive offices)

(323) 868-2002
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
29,500,000 shares of common stock issued and outstanding at May 21, 2010.

FORGEHOUSE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2010

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

ForgeHouse, Inc.

Index to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For Each of the three-month periods ended March 31, 2010 and 2009

ForgeHouse, Inc.

Balance Sheets
March 31, 2010 and December 31, 2009

ASSETS

	As of March 31, 2010	As of December 31, 2009
	(unaudited)
Current assets:
Cash	$41,513	$66,126
Total current assets	41,513	66,126

Oil and Gas interests	22,180	22,810

Total assets	$64,323	$88,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$9,723	$29,036
Unsecured demand notes payable and accrued interest	57,363	56,130
Dividend payable	73,938	73,938
Total current liabilities	141,024	159,104

Commitments and contingencies (note 7)

Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000 convertible on a one for one basis into common stock	$2,000	$2,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,500,000 shares issued and outstanding	29,500	29,500
Additional paid in capital	6,881,234	6,881,234
Accumulated deficit	(6,989,435)	(6,982,902)

Total stockholders' deficit	$(76,701)	$(70,168)
Total liabilities and stockholders' deficit	$64,323	$88,936

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Operations
For each of the three-month periods ended March 31, 2010 and 2009

	For the three-month period ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Operating expenses:
General and administrative	300	1,609
Professional fees	5,000	-
Total operating expenses	5,300	1,609

Loss from operations	(5,300)	(1,609)

Interest expense	1,233	32,917

Loss from continuing operations	(6,533)	(34,526)

Discontinued operations:
Loss from operations of discontinued OneVision business	-	(290,157)
Net loss	$(6,533)	$(324,683)

Loss per share:
Loss per share from continuing operations, basic and diluted	$0.00	0.00
Loss per share from discontinued operations, basic and diluted	$0.00	0.00
Net loss per share, basic and diluted	$0.00	$(0.01)
Weighted average shares outstanding, basic and diluted	29,500,000	28,289,834

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows
For each of the three-month periods ended March 31, 2010 and 2009

	For the three-month period ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$(6,533)	$(324,683)
Loss from discontinued operation	-	290,157
Loss from continuing operations	(6,533)	(614,840)
Options issued for compensation	-	85,082
Increase (decrease) in liabilities:
Accounts payable - trade	(19,313)	-
Accrued interest on debt	1,233	1,232

Cash from (used in) operating activities - continuing operations	(24,613)	(238,369)
Cash used in operating activities - discontinued operation	-)	239,520
Cash provided by (used in) operating activities	(24,613)	1,151
Cash flows used in financing activities:
Cash used in financing activities - discontinued operations	-	(1,151)
Cash used in financing activities	-	(1,151)
Net decrease in cash	(24,613)	-
Cash at beginning of period	66,126	-
Cash at end of period	$41,513	$-

Supplemental Disclosure of Cash Flow Information

	For the three-month period ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash paid during the fiscal years for:
Interest	$-	$125
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-months periods ended March 31, 2010 and 2009

1.       Description of the Company's Business

Nature of Operations

ForgeHouse, Inc. (the Company, we, or our) was incorporated under the laws of the state of Nevada in 2004.  The Company engaged in the development and ongoing enhancement to OneVision®, its proprietary software system, and its sale, until December 2009.  The OneVision® system is a web based application that offers a virtual command and control system for certain private industry and governmental compliance, physical security and maintenance applications.  In December 2009, the Company sold its assets and liabilities associated with the OneVision® software to Enforce Global LLC, a Georgia Company owned by certain of the Company's former officers who were significant shareholders (the Former Officers). The Former Officers resigned their positions held with the Company on December 29, 2009 (Note 2).  Earlier in December 2009, the Company acquired Northern Future Energy Corporation (NFEC), a Nevada energy exploration company with oil and gas interests in Alaska (Note 4).  At March 31, 2010 and December 31, 2009, the Company's balance sheet is comprised of the assets and liabilities of NFEC's oil and gas operations.  The Company's statements of operations for the three-month periods ended March 31, 2010 and 2009 reflect corporate and NFEC operating expenses. Operating results of the discontinued OneVision® subsidiary are presented as a single line item (Discontinued Operation) for the three-month period ending March 31, 2009.

2.       Discontinued Operation

On December 29, 2009, the Company entered into an asset purchase agreement with Enforce Global Solutions, LLC (Enforce), a Georgia limited liability company owned by the Former Officers.  Under the agreement, Enforce bought all of the assets of the OneVision business, including the intellectual properties, and assumed all of the OneVision liabilities.  The purchase resulted in a disposition by the Company of a net liability of $1,881,998.  As consideration for the transaction, the Former Officers delivered to us all of the shares they owned in the Company; 10,789,834 shares of our common stock valued at a par value of $10,790.  The Company has recorded those shares as received into treasury and cancelled.  Simultaneously with the close of the asset purchase agreement, all of the other OneVision employees of the Company resigned.  The operating results of the OneVision business are presented as a discontinued operation.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-months periods ended March 31, 2010 and 2009

The following is a summary of the net liabilities sold disposed of at the closing date of December 29, 2009:

December 29, 2009
Cash	$73,805
Accounts receivable	96,476
Inventory	34,657
Prepaid insurance	1,967
Current assets of discontinued operation	206,905
Equipment, net of accumulated depreciation of $47,894 and $37,739	15,277
Software development costs, net of accumulated amortization of $164,667 and $130,000	8,667
Deposits	3,623
Total assets of discontinued operation	$234,472

Liabilities
Notes payable in default	-
Accounts payable	$740,049
Related party payable	53,087
Accrued payroll and related expenses	731,825
Accrued expenses	7,939
Capital lease	-
Deferred revenue	168,570
Note payable	415,000
Total liabilities of discontinued operation	2,116,470
Net liability of discontinued operation	$1,881,998

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-months periods ended March 31, 2010 and 2009

The accompanying table presents the details of the discontinued operations as reported on the face of the Statements of Operations for the three-month period ended March 31, 2009:

For the three-month period ended March 31,
2009
Revenues:
Service contract revenue	$51,918
Product revenue	74,258
Net revenues	126,176
Costs and expenses:
Costs of revenues	100,440
General and administrative	39,153
Software and development costs	2,540
Payroll related expenses	171,667
Depreciation and amortization	11,187
Stock based charges	85,082
Professional fees	5,341
Interest expense	909
Other expense	14
Loss from operations of discontinued OneVision business	$(290,157)

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

3.       Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  We made certain reclassifications to prior-period amounts to conform to the current presentation.

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

In May 2009, the FASB issued ASC 855, authoritative guidance that already existed within generally accepted auditing standards, concerning recognition and disclosure of subsequent events. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. As under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.

In February 2010, the FASB issued Accounting Standards Update 2010-09 which amends ASC 855.  FASB 2010-09 defines the term “SEC Filer” and eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  This change was made to alleviate potential conflicts between ASC 855-10 and the reporting requirements of the SEC.  FASB 2010-09 is effective immediately, but is not expected to have a material effect on the Company’s financial statements.

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

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. The amendments affect the overall consolidation analysis. This statement effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement does not have any impact on our financial position or results of operations.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of March 31, 2010, are classified in the table below in one of the three categories described above:

Fair Value Measurements at March 31, 2010
	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$41,513	-	-	$41,153

Basic and Diluted Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of warrants to purchase common shares.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

Cash, Cash Equivalents and Concentration of Credit Risk

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2010, the Company had cash of $41,513 which did not exceed the United States (FDIC) federal insurance limit.

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

4.       Acquisition of Operating subsidiary

On December 16, 2009, the Company acquired Northern Future Energy Corporation (NFEC), an oil and gas Company.  Under the terms of the purchase agreement, the Company issued 12,000,000 shares of the Company's common stock in exchange for all outstanding equity of NFEC. The purchase price was valued at the fair value of the net asset acquired, which was $78,332 at the time of acquisition, a per share value of $0.0065. NFEC was incorporated under the laws of the State of Nevada on October 22, 2009. On November 20, 2009, NFEC acquired an 87.5% net revenue interest in a certain oil and gas lease in the state of Alaska. NFEC is an exploration stage company involved in the oil and gas exploration business.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

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

5.       Oil and Gas Interests

Northern Future Energy Corporation, which was acquired by the Company in December 2009, owns an oil and gas lease in Anchorage, Alaska, with a fair value of $22,810.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced subsequent to March 31, 2010.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

6.       Unsecured Demand Notes Payable

	March 31, 2010	December 31, 2009
Two $25,000 unsecured demand notes, interest is payable upon demand of payment of the principal, bear interst at a rate of 10% per annum.	$50,000	$50,000
Unsecured demand notes payable	$50,000	$50,000

Unsecured Demand Notes Payable and Accrued Interest

The Company has two notes payable to an individual who is a shareholder of the Company.  The notes payable are unsecured and each has a face value of $25,000 with a fixed interest rate of 10.00% per annum simple.  The notes payable are due on demand and there is a total of $7,363 of accrued and unpaid interest owed as of March 31, 2010.

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

The accompanying financial statements as of March 31, 2010 have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $6,989,435 at March 31, 2010..  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future oil and gas operations.  Management believes that its plans will contribute towards achieving profitability but there is no assurance that they can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.  As discussed in Note 2, the Company was able to dispose of significant net liabilities on December 29, 2009 related to the OneVision® business.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

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

Operating Leases

The Company's facilities lease associated with the discontinued operation was transferred with the other assets and liabilities of the OneVision® business as part of the asset purchase agreement in Note 2.  At March 31, 2010, the Company does not have any leases.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

8.       Equity Transactions

Options Activity

A summary of the stock option activity from December 31, 2008 through March 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,652,000	$1.00	6.3	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,652,000)	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2009 and March 31, 2010	-	$-	-	$-

Upon resignation of certain of the Company's officers and the OneVision employees (Note 2), employee options to purchase 1,652,000 shares of the Company's common stock were terminated.

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

Warrant Activity

A summary of warrant activity from December 31, 2008 through March 31, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2008	2,000,000	$1.00
Issued	-	-
Exercised	-	-
Expired	(2,000,000)	$1.00
Outstanding and exercisable March 31, 2010	-	$-

On January 31, 2010, 2,000,000 2-year warrants with an exercise price of $1.00 expired.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of preferred stock:

Conversion of Preferred stock	2,000,000
Reserved shares At March 31, 2010	2,000,000

ForgeHouse, Inc.

Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For each of the three-month periods ended March 31, 2010 and 2009

9.	Loss Per Share

Basic and diluted loss per share is computed using the weighted-average number of common shares outstanding.  Since there was a net loss in each period presented, the effect of potentially dilutive common shares is not considered as their effect would be anti-dilutive.  Basic net loss per share is computed using the weighted-average number of common shares. The computations of basic and diluted net loss per share for the three-month periods ended March 31, 2010 and 2009 are as follows:

	For the three-month period ended March 31,
	2010	2009
Numerator:
Net loss	$(6,533)	$(324,683)
Denominator:
Basic weighted-average shares	29,500,000	28,289,834
Effect of dilutive securities:
Common stock options and warrants	-	-
Convertible preferred stock	-	-
Dilutive potential common shares	29,500,000	28,289,834
Net loss per share
Basic and diluted	$(0.00)	$(0.01)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted loss per share because to do so would be antidilutive since the Company reported losses in each reporting period:

	As of March 31,
	2010	2009
Options to purchase shares of common stock	-	1,652,000
Warrants to purchase shares of common stock	-	2,000,000
Convertible preferred stock	2,000,000	2,000,000
Total	2,000,000	5,652,000

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements.

The following discussion may contain certain forward-looking statements.  Such statements are not covered by the safe harbor provisions.  These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us,” and “our” refer to the Company.  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.”  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

General.

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

Business.

We were engaged in the Prior Business, primarily directly, but also through a wholly-owned subsidiary, ForgeHouse, LLC, a Georgia limited liability company (“FH LLC”).  As of December 29, 2009, we sold all of the property and assets associated with the Prior Business and, as of December 31, 2009, we sold all of our membership interests in FH LLC.

On December 16, 2009, we entered into an agreement and Plan of Merger (the “Merger Agreement”) with Northern Future Energy Corp. and our newly formed, wholly-owned subsidiary, NFE Acquisition Corp.  In anticipation of the Merger Agreement, we had previously formed the acquisition subsidiary into which, at closing, Northern Future Energy Corp. was merged and was the surviving entity.  Our newly acquired subsidiary owns oil and gas properties located near Anchorage, Alaska.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable, if at all; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced.  We intend to continue such exploratory activities on the properties in the foreseeable future.

Industry Overview.

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

For the Quarter Ended March 31, 2010 in Comparison to the Quarter Ended March 31, 2009.

Between January 31, 2008, and December 16, 2009, we were solely engaged in our Prior Business of developing and selling physical security industry application and software.  We supplemented that business with the acquisition of Northern Future Energy Corp. and engaged in the oil and gas business.  As of December 29, 2009, we sold all of the property and assets associated with the Prior Business and, as of December 31, 2009, we sold all of our membership interests in ForgeHouse LLC.

Exclusive of the discontinued operations of our Prior Business, we had no net revenues from operations in either the current quarter or the corresponding period in the prior year.  For the quarter ended March 31, 2010, we had a net operating loss of $6,533, as compared to a net operating loss of $324,683 in the prior year.  During this period, operating expenses increased to $5,300 from $1,609 in 2009.  Expenses consisted of professional fees, and general and administrative fees.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our registration statement.

Liquidity and Capital Resources.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At March 31, 2010, we had total assets of $64,000, of which current assets consisted of $42,000 in cash.  Total current liabilities at March 31, 2010, were $141,000.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At March 31, 2010, we had a cash balance of $42,000 and a working capital deficit of $100,000.  At December 31, 2009, we had a cash balance of $66,000 and a working capital deficit of $93,000.

Net cash flows provided by operating activities for the quarter ended March 31, 2010, amounted to ($25,000) and were comprised primarily of trade payables and our net loss for the quarter.  Net cash flows used in financing activities for the quarter ended March 31, 2010, were nil.

At March 31, 2010, we had cash of $42,000, which cash balance represented a decrease of $25,000 in comparison with our cash balance at December 31, 2009, and an increase of $42,000 in comparison with our cash balance at March 31, 2009, in each case, net of the effects of our discontinued operations.  We have no currently planned material commitments for capital expenditures; however, we will need operating capital to continue our current business operations, although presently have no alternative source of operating capital.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Current Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

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

2.4
Agreement and Plan of Exchange by and between Northern Future Energy Corp. and NFE Acquisition Corp., dated December 16, 2009 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K, filed May 14, 2010).

2.5
Asset Purchase Agreement by and between Enforce Global Solutions, LLC and the Company, dated as of December 29, 2009 (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K, filed May 14, 2010).

2.6
Membership Interest Purchase Agreement by and between the Company and John Britchford-Steel, dated as of December 31, 2009 (incorporated by reference to Exhibit 2.6 of the Company’s Annual Report on Form 10-K, filed May 14, 2010).

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

3.5
Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009 (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K, filed May 14, 2010)

3.6
Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K.

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

10.15	Office Lease Agreement, by and between the Company and Wolff Atlanta Portfolio, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

21.1	NFE Acquisition Corp.

31.1*	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Treasurer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGEHOUSE, INC.

By:	/s/ CHRISTIAN NEGRI
Christian Negri
President (Principal Executive Officer)

By:	/s/ CHRISTIAN NEGRI
Christian Negri
Treasurer (Principal Accounting Officer)

Date: May 21, 2010