Form 10-Q
period 2010-06-30
ForgeHouse, Inc.
filed 2010-08-20
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

FORGEHOUSE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1906 Berkeley Avenue, Los Angeles, CA 90026
(Address of principal executive offices)

(323) 868-2002
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
31,500,000 shares of common stock issued and outstanding at August 16, 2010.

FORGEHOUSE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

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

ForgeHouse, Inc.

Index to the Financial Statements
As of June 30, 2010 and December 31, 2009 and
For Each of the three-month periods ended March 31, 2010 and 2009

ForgeHouse, Inc.

Balance Sheets

ASSETS

	As of June 30, 2010	As of December 31, 2009
	(unaudited)
Current assets:
Cash	$400	$66,126
Total current assets	400	66,126

Oil and Gas interests (full cost method) - unevaluated	22,810	22,810

Total assets	$23,210	$88,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$103,743	$29,036
Unsecured demand notes payable and accrued interest	58,610	56,130
Dividend payable	73,938	73,938
Total current liabilities	236,291	159,104

Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.001, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$2,000	$2,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,289,834 shares issued and 29,500,000 outstanding at June 30, 2010 and December 31, 2009	29,500	29,500
Additional paid in capital	6,881,234	6,881,234
Accumulated deficit	(7,125,815)	(6,982,902)

Total stockholders' deficit	$(213,081)	$(70,168)
Total liabilities and stockholders' deficit	$23,210	$88,936

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Operating expenses:
General and administrative	$8,801	$2,217	$9,101	$3,826
Professional fees	113,126	-	131,334	-
Total operating expenses	121,297	2,217	140,435	3,826

Loss from operations	(121,927)	(2,217)	(140,435)	(3,826)

Interest expense	1,245	34,283	2,478	67,200

Loss from continuing Operations	$(123,172)	(36,500)	(142,913)	(71,026)
Discontinued Operations:
Loss from operations of discontinued Onevision business	-	(282,945)	-	(573,102)

Net loss	$(123,172)	$(319,445)	$(142,913)	$(644,128)

Dividend Applicable to preferred stock	(20,000)	(20,000)	(40,000)	(40,000)

Net loss applicable to common stockholders'	$(143,172)	$(339,445)	$(182,913)	$(684,128)

Loss per share:

Loss from continuing operations, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Loss from discontinued operations, basic and diluted	$-	$(0.01)	$-	$(0.02)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding (diluted)	29,500,000	28,289,834	29,500,000	28,289,834

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows

	For the six-month period ended June 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(142,913)	$(644,128)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	-	5,041
Amortization of software development costs	-	17,333
Amortization of stock based charges	-	170,167
Decrease (increase) in assets:
Accounts receivable - trade	-	59,478
Prepaid expenses and other current assets	-	3,477
Inventory	-	(24,580)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	77,187	334,044
Deferred revenue	-	58,882
Related party payable	-	23,000

Cash used in operating activities	(65,726)	(2,714)
Cash flows used in investing activities:
Payment of capital lease	-	(2,337)
Acquisition of equipment	-	(721)
Cash provided by investing activities	-	(3,058)
Net decrease in cash	(65,726)	(344)
Cash at beginning of period	66,126	1,705
Cash at end of period	$400	$1,361

Discontinued Operations:

Amounts related to discontinued operations are included in the June 30, 2009 cash flow statement.

Supplemental Disclosure of Cash Flow Information

	For the six-month period ended June 30,
	2010	2009
Cash paid during the fiscal years for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Notes to the Financial Statements
As of June 30, 2010 and December 31, 2009 and
For each of the three and six-month periods ended June 30, 2010 and 2009

1.       Description of the Company's Business

Nature of Operations

ForgeHouse, Inc. (the Company, we, or our) was incorporated under the laws of the state of Nevada in 2004.  In December 2009, the Company acquired Northern Future Energy Corporation (NFEC), a Nevada energy exploration company with oil and gas interests in Alaska.  At June 30, 2010 and December 31, 2009, the Company's balance sheet is comprised of the assets and liabilities of NFEC's oil and gas operations.  The Company's statements of operations for the three and six month periods ended June 30, 2010 and 2009 reflect corporate and NFEC operating expenses. Operating results of the discontinued OneVision® subsidiary are presented as a single line item (Discontinued Operation) for the three and six-month period ending June 30, 2009.

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three and six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  We made certain reclassifications to prior-period amounts to conform to the current presentation

2.       Discontinued Operation

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of June 30, 2010 and December 31, 2009 and
For each of the three and six-month periods ended June 30, 2010 and 2009

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

ForgeHouse, Inc.

Notes to the Financial Statements
As of June 30, 2010 and December 31, 2009 and
For each of the three and six-month periods ended June 30, 2010 and 2009

The accompanying table presents the details of the discontinued operations as reported on the face of the Statements of Operations for the six-month period ended June 30, 2009:
	For the three-month period ended June 30,	For the six-month period ended June 30,
	2009	2009
Revenues:
Service contract revenue	$58,226	$110,144
Product revenue	12,190	86,448
Net revenues	70,416	196,592
Costs and expenses:
Costs of revenues	24,941	125,381
General and administrative	42,917	82,070
Software and development costs	3,275	5,815
Payroll related expenses	172,787	344,454
Depreciation and amortization	11,188	22,375
Stock based charges	85,082	170,164
Professional fees	12,763	18,104
Interest expense	408	1,317
Other expense	-	14
Loss from operations of discontinued OneVision	$(282,945)	$(573,102)

3.       Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.    Going Concern Matters

The accompanying financial statements as of June 30, 2010 have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $7,125,815 at June 30, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future oil and gas operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.       Equity Transactions

Warrant Activity

A summary of warrant activity from December 31, 2008 through June 30, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding, December 31, 2008 and 2009	2,000,000	$1.00
Issued	-	-
Exercised	-	-
Expired	(2,000,000)	$1.00
Outstanding and exercisable June 30, 2010	-	$-

On January 31, 2010, 2,000,000 2-year warrants with an exercise price of $1.00 expired. There was no unrecognized share-based compensation as of June 30, 2010.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of preferred stock:

Conversion of Preferred stock 2,000,000
Reserved shares at June 30, 2010 2,000,000

6.	Loss Per Share

Basic and diluted loss per share is computed using the weighted-average number of common shares outstanding.  Since there was a net loss in each period presented, the effect of potentially dilutive common shares is not considered as their effect would be anti-dilutive. The impact of 2,000,000 warrants and 2,000,000 of preferred stock was omitted from the calculation of diluted earnings per share as inclusion would have been anti-dilutive

7.	Subsequent events

In July 2010, we received notification to convert the outstanding preferred stock into equity. As a result, we issued 2,000,000 shares of our common stock in connection with the conversion. In connection with the conversion of the preferred stock, the preferred stock dividend was forgiven by the holders. The forgiveness of the preferred stock dividend was accounted for as a capital transaction and did not impact the income statement.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

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

For the three months Ended June 30, 2010 in Comparison to the three months Ended June 30, 2009

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

Revenues

Exclusive of the discontinued operations of our Prior Business, we had no net revenues from operations in either the current quarter or the corresponding period in the prior year.

Operating Expenses

During this period, operating expenses increased to $121,927 from $2,217 in 2009.  Expenses consisted of professional fees, and general and administrative fees.  The professional fees increased, to a large extent, due to our auditors and legal counsel for preparation of our registration statement and quarterly filings.  A majority of our professional fees at June 30, 2009 were attributable to our discontinued OneVision business and are included in discontinued operations.

Interest Expense

During the three months ended June 30, 2010 and 2009 we recorded interest expense of $1,245 and $34,283, respectively.  The decrease of $33,038 was a result of the Company restructuring its debt on its notes payable on September 30, 2009.

Net Operating Loss

 For the three months ended June 30, 2010 and 2009, we had a net operating loss of $123,172 and $319,445, respectively.  The decrease in our net loss for the three month period ended June 30, 2010 of $196,273 is primarily attributable to the Company discontinuing its OneVision business resulting in a discontinued operations loss of  $282,945.

For the six months Ended June 30, 2010 in Comparison to the six months Ended June 30, 2009

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

Revenues

Exclusive of the discontinued operations of our Prior Business, we had no net revenues from operations in either the current quarter or the corresponding period in the prior year.

Operating Expenses

During this period, operating expenses increased to $140,435 from $3,826 in 2009.  Expenses consisted of professional fees, and general and administrative fees.  The professional fees increased, to a large extent, due to our auditors and legal counsel for preparation of our registration statement and quarterly filings.  A majority of our professional fees at June 30, 2009 were attributable to out discontinued OneVision business and are included in discontinued operations.

Interest Expense

During the six months ended June 30, 2010 and 2009 we recorded interest expense of $2,478 and $67,200, respectively.  The decrease of $64,722 was a result of the Company restructuring its debt on its notes payable on September 30, 2009.

Net Operating Loss

 For the quarter ended June 30, 2010 and 2009, we had a net operating loss of $142,913 and $644,128, respectively.  The decrease in our net loss for the six month period ended June 30, 2010 of $501,215 is primarily attributable to the Company discontinuing its OneVision business resulting in a discontinued operations loss of  $573,102.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At June 30, 2010, we had total assets of $23,210, of which current assets consisted of $400 in cash.  Total current liabilities at June 30, 2010, were $236,291.

At June 30, 2010, we had a cash balance of $400 and a working capital deficit of approximately $236,000.  At December 31, 2009, we had a cash balance of  approximately $66,000 and a working capital deficit of approximatley $93,000.

Net cash flows used in operating activities for the quarter ended June 30, 2010, amounted to $65,726 and were comprised primarily of trade payables and our net loss for the quarter.  Net cash flows used in investing and financing activities for the quarter ended June 30, 2010, were nil.

At June 30, 2010, we had cash of $400, which represented a decrease of approximately $66,000 in comparison with our cash balance at December 31, 2009.  At June 30, 2009, we had cash of approximately $1,360 and an decrease of  approximately $340 in comparison with our cash balance December 31, 2008.  We have no currently planned material commitments for capital expenditures; however, we will need operating capital to continue our current business operations, although presently have no alternative source of operating capital.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Current Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.  The notes to our financial statements at June 30, 2010 disclose our uncertain ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

    The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010, due to a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

    In response to this conclusion, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Christian Negri
President, Secretary, Treasurer (Principal Executive, Financial and Accounting Officer)

Date: August 20, 2010