Form 10-Q
period 2010-09-30
ForgeHouse, Inc.
filed 2010-11-15
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

FORGEHOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1906 Berkeley Avenue, Los Angeles, CA 90026
(Address of principal executive offices) (Zip Code)

(323) 868-2002
(Registrant’s telephone number, including area code)

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
31,500,000 shares of common stock issued and outstanding at November 15, 2010.

FORGEHOUSE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PARTI - FINANCIAL INFORMATION

Item 1. Financial Statements of Forgehouse, Inc.

ForgeHouse, Inc.
Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2010	2009
Current assets:
Cash	$14,100	$66,126
Total current assets	14,100	66,126
Oil and gas properties (full cost method)
– unevaluated	22,810	22,810
Total assets	$36,910	$88,936

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$112,869	$29,036
Unsecured demand notes payable and accrued interest	59,869	56,130
Related party payable	25,000	-
Dividend payable	-	73,938
Total current liabilities	197,738	159,104
Stockholders' deficit:
Preferred stock, par value $0.001 with 10,000,000 shares authorized Series A Convertible Preferred stock, par value $0.001, 0 and 2,000,000 shares issued and outstanding at September 30, 2010 and Decemer31, 2009, respectively. Senior as to all other equity instruments, voting and with a dividend rate of 4% of the stated liquidation preference amount of $2,000,000	$-	$2,000
Common stock, $.001 par value, 100,000,000 shares authorized, 42,289,834 shares issued and 31,500,000 and 29,500,000 outstanding at September 30, 2010 and December 31, 2009, respectively.	31,500	29,500
Additional paid in capital	6,955,172	6,881,234
Accumulated deficit	(7,147,500)	(6,982,902)
Total stockholders' deficit	$(160,828)	$(70,168)
Total liabilities and stockholders' deficit	$36,910	$88,936

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Operating expenses:
General and administrative	$2,299	$280	$11,400	$4,106
Professional fees	18,125	-	149,459	-
Total operating expenses	20,424	280	160,859	4,106

Loss from operations	(20,424)	(280)	(160,859)	(4,106)

Interest expense	1,261	34,471	3,739	101,671

Loss from continuing Operations	(21,685)	(34,751)	(164,598)	(105,777)
Discontinued Operations:
Gain from operations of discontinued Onevision business	-	867,177	-	294,075

Net income (loss)	$(21,685)	$832,426	$(164,598)	$188,298
Dividend Applicable to preferred stock	-	(20,000)	-	(60,000)
Net income (loss) applicable to common stockholders’	$(21,685)	$812,426	$(164,598)	$128,298

Income (loss) per share:

Net income (loss) per common stock (basic):

Continuing operations	0.00	0.00	(0.01)	0.00
Discontinued operations	0.00	0.03	(0.00)	0.01
Total	$0.00	$0.03	$(0.01)	$0.01

Weighted average shares outstanding (basic)	30,630,435	28,289,834	29,873,626	28,289,834

Net income (loss) per common stock (fully diluted):

Continuing operations	0.00	0.00	(0.01)	0.00
Discontinued operations	0.00	0.02	(0.00)	0.01
Total	$0.00	$0.02	$(0.01)	$0.01

Weighted average shares outstanding (fully diluted)	30,630,435	33,941,834	29,873,626	33,941,834

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.
Statements of Cash Flows
(Unaudited)

	For the nine months
	ended September 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$(164,598)	$188,299
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	-	7,616
Gain on restructure of debt	-	(1,088,559)
Amortization of software development costs	-	26,000
Amortization of stock based charges	-	255,246
Decrease (increase) in assets:
Accounts receivable – trade	-	69,859
Prepaid expenses and other current assets	-	4,787
Inventory	-	(14,154)
Tax asset	-	(370,110)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	87,572	(21,707)
Accrued interest on debt	-	101,406
Accrued payroll	-	388,807
Deferred revenue	-	61,050
Related party payable	25,000	24,019
Tax liability	-	370,110

Cash provided by (used in) operating activities	(52,026)	2,669
Cash flows provided by (used in) investing activities:
Acquisition of equipment	-	(721)
Cash used in investing activities	-	(721)
Cash flows provided by (used in) financing activities:
Payment of capital lease	-	(3,561)
Cash used in financing activities	-	(3,561)

Net decrease in cash	(52,026)	(1,613)
Cash at beginning of period	66,126	1,705
Cash at end of period	$14,100	$92

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.
Statements of Cash Flows
(Unaudited)

Discontinued Operations:
Amounts related to discontinued operations are included in the September 30, 2009 cash flow statement.

Supplemental Disclosure of Cash Flow Information
	For the nine‑month
	period ended September 30,
	2010	2009

Cash paid during the fiscal years for:
Interest	$-	$
Income taxes	$-		$-

Non-cash financing activities:
Conversion of preferred stock into common stock	$2,000		$-
Forgiveness of dividend payable	$73,938		$-

The accompanying notes are an integral part of the financial statements.

Forgehouse, Inc.
Notes to the Financial Statements
As of September 30, 2010 and December 31, 2009
and for each of the three and nine-months periods ended September 30, 2010 and 2009

1.       Description of the Company's Business

Nature of Operations

ForgeHouse, Inc. (the Company, we, or our) was incorporated under the laws of the state of Nevada in 2004.  In December 2009, the Company acquired Northern Future Energy Corporation (NFEC), a Nevada energy exploration company with oil and gas interests in Alaska.  At September 30, 2010 and December 31, 2009, the Company's balance sheet is comprised of the assets and liabilities of NFEC's oil and gas operations.  The Company's statements of operations for the three and nine month periods ended September 30, 2010 and 2009 reflect corporate and NFEC operating expenses. Operating results of the discontinued OneVision® subsidiary are presented as a single line item (Discontinued Operation) for the three and nine-month period ending September 30, 2009.

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three and nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  We made certain reclassifications to prior-period amounts to conform to the current presentation

2.       Discontinued Operation

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

Forgehouse, Inc.
Notes to the Financial Statements
As of September 30, 2010 and December 31, 2009
and for each of the three and nine-months periods ended September 30, 2010 and 2009

The following is a summary of the net liabilities disposed of at the closing date, December 29, 2009:
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

Forgehouse, Inc.
Notes to the Financial Statements
As of September 30, 2010 and December 31, 2009
and for each of the three and nine-months periods ended September 30, 2010 and 2009

The accompanying table presents the details of the discontinued operations as reported on the face of the Statements of Operations for the nine-month period ended September 30, 2009:
	For the three-	For the nine‑
	month period	month period
	ended	ended
	September 30,	September 30,
	2009	2009
Revenues:
Service contract revenue	$88,686	$198,830
Product revenue	27,758	114,205
Net revenues	116,444	313,035
Costs and expenses:
Costs of revenues	32,651	158,032
General and administrative	41,683	123,753
Software development costs	3,315	9,130
Payroll related expenses	150,391	494,845
Depreciation and amortization	11,241	33,616
Stock based charges	85,082	255,246
Professional fees	13,573	31,677
Interest expense	716	2,032
Gain on debt restructuring	(1,088,559)	(1,088,559)
Other expense	(827)	(812)
Loss from operations of discontinued OneVision	$(867,177)	$(294,075)

Forgehouse, Inc.
Notes to the Financial Statements
As of September 30, 2010 and December 31, 2009
and for each of the three and nine-months periods ended September 30, 2010 and 2009

3.       Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.    Going Concern Matters

The accompanying financial statements as of September 30, 2010 have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $7,147,500 at September 30, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future oil and gas operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.       Equity Transactions

Warrant Activity

A summary of warrant activity from December 31, 2008 through September 30, 2010 is presented below:
Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2008 and 2009	2,000,000	$1.00
Issued	-	-
Exercised	-	-
Expired	(2,000,000)	$1.00
Outstanding and exercisable September 30, 2010	-	$-
On January 31, 2010, 2,000,000 2-year warrants with an exercise price of $1.00 expired.

Forgehouse, Inc.
Notes to the Financial Statements
As of September 30, 2010 and December 31, 2009
and for each of the three and nine-months periods ended September 30, 2010 and 2009

There was no unrecognized share-based compensation as of September 30, 2010.

Conversion of Preferred Stock

In August 2010, we received notification to convert the outstanding preferred stock into equity. As a result, we issued 2,000,000 shares of our common stock in connection with the conversion.   In connection with the conversion of the preferred stock, the preferred stock dividend was forgiven by the holders. The forgiveness of the preferred stock dividend was accounted for as a capital transaction and did not impact the income statement.

6.       Loss Per Share

Basic and diluted loss per share is computed using the weighted-average number of common shares outstanding.  The following table presents the computation of basic and diluted income (loss) per share:

Income (loss) per share:

Net income (loss) per common stock (basic):	For the three month period ended September 30, 2010 and 2009		For the nine month period ended September 30, 2010 and 2009

Continuing operations	0.00	0.00	(0.01)	0.00
Discontinued operations	0.00	0.03	(0.00)	0.01
Total	$0.00	$0.03	$(0.01)	$0.01

Weighted average shares outstanding (basic)	30,630,435	28,289,834	29,873,626	28,289,834

Net income (loss) per common stock (fully diluted):
Continuing operations	0.00	0.00	(0.01)	0.00
Discontinued operations	0.00	0.02	(0.00)	0.01
Total	$0.00	$0.02	$(0.01)	$0.01

Effect of dilutive securities:
Common stock options and warrants	-	3,652,000	-	3,652,000
Convertible preferred stock	-	2,000,000	-	2,000,000
Weighted average shares outstanding (fully diluted)	30,630,435	33,941,834	29,873,626	33,941,834

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three months Ended September 30, 2010 in comparison to the three months Ended September 30, 2009.

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

Operating Expenses

    During this period, operating expenses increased to $20,424 from $280 in 2009.  Expenses consisted of professional fees, and general and administrative fees.  The professional fees increased, to a large extent, due to our auditors and legal counsel for preparation of our registration statement and quarterly filings.  A majority of our professional fees at September 30, 2009 were attributable to our discontinued OneVision business and are included in discontinued operations.

Interest Expense

    During the three months ended September 30, 2010 and 2009 we recorded interest expense of $1,261 and $34,471, respectively.  The decrease of $33,210 was a result of the Company restructuring its debt on its notes payable on September 30, 2009.

Net  Loss

     For the three months ended September 30, 2010 and 2009, we had a net loss of $21,685 and net income of $832,426, respectively.  The increase in our net loss for the three month period ended September 30, 2010 of $854,111 is primarily attributable to the Company discontinuing its OneVision business resulting in a discontinued operations gain of  $867,177.

For the nine months Ended September 30, 2010 in Comparison to the nine months Ended September 30, 2009.

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

Operating Expenses

    During this period, operating expenses increased to $160,859 from $4,106 in 2009.  Expenses consisted of professional fees, and general and administrative fees.  The professional fees increased, to a large extent, due to our auditors and legal counsel for preparation of our registration statement and quarterly filings.  A majority of our professional fees at September 30, 2009 were attributable to out discontinued OneVision business and are included in discontinued operations.

Interest Expense

    During the nine months ended September 30, 2010 and 2009 we recorded interest expense of $3,739 and $101,671, respectively.  The decrease of $97,932 was a result of the Company restructuring its debt on its notes payable on September 30, 2009.

Net  Loss

     For the quarter ended September 30, 2010 and 2009, we had a net loss of $164,598 and net income of $188,298, respectively.  The increase in our net loss for the nine month period ended September 30, 2010 of $352,896 is primarily attributable to the Company discontinuing its OneVision business resulting in a discontinued operations gain of  $294,075.

Liquidity and Capital Resources.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At September 30, 2010, we had  total assets of $36,910, of which current assets consisted of $14,100 in cash.  Total current liabilities at September 30, 2010, were $197,738.

At September 30, 2010, we had a cash balance of $14,100 and a working capital deficit of approximately $183,000.  At December 31, 2009, we had a cash balance of approximately $66,000 and a working capital deficit of approximately $93,000.

Net cash flows used in operating activities for the quarter ended September  30, 2010, amounted to $52,056 and were comprised primarily of trade and related party payables and our net loss for the quarter.  Net cash flows used in investing and financing activities for the quarter ended September  30, 2010, were nil.

At September 30, 2010, we had cash of $14,100, which represented a decrease of approximately $52,000  in comparison with our cash balance at December 31, 2009.  At September 30, 2009, we had cash of approximately $92 and an decrease of approximately $1,600 in comparison with our cash balance December 31, 2008.  We have no currently planned material commitments for capital expenditures; however, we will need operating capital to continue our current business operations, although presently have no alternative source of operating capital.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  As of the date of this Current Report, we have not entered into any agreements and have not received any commitments to obtain any such financing.  The notes to our financial statements at September  30, 2010 disclose our uncertain ability to continue as a going concern.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010, due to a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

            In response to this conclusion, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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