Form 10-K/A
period 2009-12-31
United American Petroleum Corp.
filed 2011-01-21
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark one)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No:  000-51465

UNITED AMERICAN PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-1904354 (I.R.S. Employer Identification No.)

3101 Bee Caves Road, Centre II, Suite 301, Austin, Texas (Address and telephone number of Principal Executive Offices)	78746 (Zip Code)

(512) 249-5552
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

EXPLANATORY NOTE

On May 14, 2010, United American Petroleum Corp., formerly Forgehouse, Inc. (the “Registrant”), filed its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009. The Registrant is filing this Amendment No.  1 to Form 10-K (“Amendment No. 1 ”) to correct certain errors in the Statement of Cash Flows in response to a comment letter from the Securities and Exchange Commission and include Exhibits 2.4, 3.5 and 3.6 which not filed previously. Amendment No. 1 does not reflect events occurring after the date of the Form 10-K.

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

ForgeHouse, Inc.

Statements of Cash Flows
For Each of the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,
	2009	2008
Cash flows used in operating activities:
Net income (loss)	$125,365	$(2,488,619)

A djustments to reconcile net income (loss) to net cash (used in) operating activities:
Gain on debt restructure	(1,332,600)	(365,834)
Income tax on debt restructure	453,084	-
Net loss from discontinued operation	667,814	2,353,353
Expenses paid by shareholder	62,000	1,420
Increase (decrease) in liabilities:
Accounts payable - trade	16,838	-
Accrued interest on debt	4,999	1,131

Cash from (used in) operating activities - continuing operations	(2,500)	(498,549)
Cash used in operating activities - discontinued operation	-	(1,154,430)
Cash used in operating activities	(2,500)	(1,652,979)
Cash flows from (used in) investing activities:
Acquisition of operating subsidiary	68,626	-
Recapitalization of Milk Bottle Cards Inc. - reverse merger	-	(8,860)
Cash from (used in) investing activities - continuing operations	68,626	(8,860)
Cash from (used in) investing activities - discontinued operation	-	(191,480)
Cash from (used in) investing activities	68,626	(200,340)
Cash flows from financing activities:
Proceeds from notes payable	-	50,000
Proceeds from sale of preferred A stock	-	2,100,000
Issuance of common shares for cash	-	290,388
Purchase and retirement of stock	-	(50,000)
Dissolution of variable interset entity	-	(73,302)
Cash from financing activities - continuing operations	-	2,317,086
Cash used in financing activities - discontinued operation	-	(463,767)
Cash provided by financing activities	-	1,853,319
Net increase in cash	66,126	-
Cash at beginning of period	-	-
Cash at end of period	$66,126	-

The accompanying notes are an integral part of the financial statements.

ForgeHouse, Inc.

Statements of Cash Flows
For Each of the Years Ended December 31, 2009 and 2008

Supplemental Disclosure of Cash Flow Information

	For the Year Ended December 31,
	2009	2008
Cash paid during the fiscal years for:
Interest	$-	$368,571
Income Taxes	$-	$800

Non-Cash Investing and Financing Transactions
Purchase of Northern Future Energy Corp with shares:
Purchased cash	$68,626	-
Oil and gas interests	$22,810	-
Accrued expenses	$(13,104)	-
Common stock	$(12,000)	-
APIC	$(66,332)	-

Sale of assets and transfer of liabilities to Enforce Global, LLC:
Current assets of discontinued operation	$(206,904)	-
Long-term assets of discontinued operation	$(27,566)	-
Current liabilities of discontinued operation	$2,116,468	-
Common stock	$10,790	-
APIC	$(1,892,788)	-
Dividend on Series A preferred stock:
Dividend payable	$-	$73,938
Dividend	$-	$(73,938)

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

2.4*	Agreement and Plan of Merger by and between Northern Future Energy Corp. and NFE Acquisition Corp., dated December 16, 2009.

2.5
Asset Purchase Agreement by and between Enforce Global Solutions, LLC and the Company, dated as of December 29, 2009 (incorporated by reference Exhibit 2.5 of the Company's Annual Report on Form 10-K, filed May 14, 2010).

2.6
Membership Interest Purchase Agreement by and between the Company and John Britchford-Steel, dated as of December 31, 2009 (incorporated by reference Exhibit 2.6 of the Company's Annual Report on Form 10-K, filed May 14, 2010).

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

3.5*	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009.

3.6*	Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010.

10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).

10.2	Form on Incentive Stock Option Award Agreement under the 2008 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.3	Form of Nonqualified Stock Option Award Agreement under the 2008 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.4	Employment Agreement with John Britchford-Steel, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

10.5	Employment Agreement with Jose Alonso, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

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

10.15	Office Lease Agreement, by and between the Company and Wolff Atlanta Portfolio, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB, filed May 20, 2008).

21.1	Northern Future Energy Corp.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* 32.1* 32.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Executive Officer to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN PETROLEUM CORP.

Ja nuary 21, 2011	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer

January 21, 2011	By:	/s/ Christian Negri
Christian Negri
Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	January 21, 2011
Michael Carey
Its:	Chief Executive Officer, President and a director

By:	/s/ Christian Negri	January 21, 2011
Christian Negri
Its:	Treasurer

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

2.4	Agreement and Plan of Merger by and between Northern Future Energy Corp. and NFE Acquisition Corp., dated December 16, 2009.

3.5	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009.

3.6	Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.