Form 10-K
period 2010-12-31
United American Petroleum Corp.
filed 2011-04-15
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File No:  000-51465

United American Petroleum Corp.
 (Exact name of registrant as specified in its charter)
Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9600 Great Hills Trail, Suite 150W, Austin, TX 78759
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (512) 852-7888

Securities registered under Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☒ No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on $0.12 per share, the average bid and asked price of such common equity, is $2,340,000.

As of April 13, 2011, there were 43,950,000 shares of the issuer's $.001 par value common stock issued and outstanding.

 Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Item 1.   Business.

Our Background. United American Petroleum Corp. (“We” or the “Company”), formerly Forgehouse, Inc., was incorporated in the State of Nevada on November 19, 2004. Pursuant to an Agreement and Plan of Exchange, dated January 31, 2008 (the “Exchange Agreement”), we acquired ForgeHouse LLC, a limited liability company. Between January 31, 2008 and December 16, 2009, we were solely engaged in the business of developing and selling physical security industry application and software (the “Prior Business”).  On December 16, 2009, we supplemented that business with the acquisition of, our wholly-owned subsidiary, Northern Future Energy Corp., a Nevada corporation (“NFEC”), which is engaged in the oil and gas business. On December 29, 2009, we discontinued the Prior Business and established our principal business of the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

On December 31, 2010, we entered into and closed an Agreement and Plan of Merger (“Merger Agreement”) with our newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation (“Merger Sub”), and United American Petroleum Corp., a Nevada Corporation (“United”)(the “Merger Transaction”), pursuant to which Merger Sub merged with and into United with United surviving, making United our new wholly-owned subsidiary.  Immediately thereafter and pursuant to the Merger Agreement, United merged with and into the Company, with the Company surviving and we changed our name to “United American Petroleum Corp.” In connection with the Merger Transaction, we assumed all of United’s contractual obligations and acquired certain oil and gas properties of United in Texas. This brief description of the Merger Agreement is only a summary of the material terms and is qualified in its entirety by reference to the full text of the Merger Agreement as attached as an exhibit in our Current Report on Form 8-K as filed on January 5, 2011.

We are qualified to do business in the State of Texas as “United American Petroleum Corp.”  We have not undergone bankruptcy, receivership, or any similar proceeding.

In connection with the Merger Transaction, Christian Negri resigned as our President and Secretary and remained as our Treasurer and a director.  Also on that date, our Board of Directors appointed Michael Carey, as our Chief Executive Officer, President and a director and appointed Ryan Hudson as our Chief Operating Officer and Secretary.

Our Business.  We are an exploration company engaged in the acquisition, exploration, development and production of oil and gas properties.  Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.  Our success will depend in large part on our ability to obtain and develop oil and gas interests within the United States and other countries. There can be no assurance that the oil and gas properties obtained by us will contain reserves or that properties with reserves will be profitable to extract.

Our Properties. On December 31, 2010, we completed the acquisition of United pursuant to the Merger Agreement.  As a result of the Merger Transaction, we acquired the following interests in certain oil and gas properties in Texas.

The Marcee 1 Interest. We own a 100% working interest in the Marcee 1 Tract, which is located on approximately 112 acres of land in Gonzalez County, Texas (“Marcee 1 Tract”). United performed a completion attempt on the well located on the Marcee 1 Tract and it is currently producing less than one barrel per day.

The Lozano Interest.  We own a 25% working interest in the Hector Lozano Tract, which is located on approximately 110 acres, located in Frio County, Texas (“Lozano Tract”). The Lozano Tract is a currently producing asset with three wells.

We also acquired all of United’s rights and interests in all operating agreements for all wells for which United it was currently operating. We also acquired all of United’s assets used in the business conducted at the Marcee 1 Tract and the Lozano Tract or at any well that United acts as the operator, including certain furniture and equipment.

The Patriot Minerals Interests.  On January 28, 2011, we acquired certain oil and gas interests from Patriot Minerals, LLC, a Texas limited liability company (“Patriot”), pursuant to a Purchase and Sale Agreement (“Patriot Purchase and Sale Agreement”).  Pursuant to the Patriot Purchase and Sale Agreement, we purchased multiple undivided working interests to certain existing wells and to certain leases located in Texas (“Patriot Interests”)  in exchange for us entering into an independent contractor agreement with Jamie Teahan (“Consultant”) to provide services with respect to our ownership of the Patriot Interests (“Consultant Agreement”).  The Consultant Agreement contemplates: (i) a monthly consulting fee of $5,000; (ii) term of no less than 30 days; and (iii) reimbursement for out-of-pocket expenses incurred by Consultant in connection with certain performance of services to us.

The Patriot Interests we acquired consist of certain undivided working interests including, but not limited to (i) the Welder lease in Duval County, TX; (ii) the Bailey Rogers and Fohn leases in Medina County, TX; (iii) the Walker Smith lease in Wilbarger County, TX; (iv) the Merrick Davis lease in Shackelford County, TX; and (v) the Crouch, Heady and Lane leases in Erath County, TX.  This brief description of the Patriot Purchase and Sale Agreement is only a summary that discloses all material terms of the agreement, which is filed as Exhibit 10.2 to our Current Report on Form 8-K as filed on February 3, 2011.

At the time of our acquisition of the Patriot Interests, all wells were shut in due to various factors including, but not limited to, bad weather and Patriot’s insufficient payment of operating expenses to maintain the Patriot Interests.  We are currently visiting each of the lease sites and are in the process of developing plans with the working interest partners for each of the leases. We expect we will have to expend significant capital to maintain the Patriot Interests and complete our analysis of the leases.

The Gabriel and Rosser Interests.  On January 28, 2011, we acquired certain oil and gas interests located in Bastrop County, TX, from Gabriel Rosser, LP (“Gabriel”), pursuant to a Purchase Sale and Participation Agreement (“Gabriel Participation Agreement”).  Pursuant to the Gabriel Participation Agreement, we purchased Gabriel's undivided 50.83% working interest and 39.131% revenue interest in as the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells (“Gabriel Interests”) in exchange for consideration of $10 and the obligation to pay certain expenses of approximately $85,000, which were owed to certain vendors to the Gabriel Interests.

Pursuant to the Participation Agreement, we acquired certain interests including, but not limited to (i) Gabriel's undivided 50.83% working interest; and (ii) 39.131% revenue interest in as the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells. This brief description of the Gabriel Participation Agreement is only a summary that discloses all material terms of the agreement, which is filed as Exhibit 10.3 to our Current Report on Form 8-K as filed on February 3, 2011.

At the time of our acquisition of the Gabriel Interests, all wells were not producing. The Gabriel Interests comprise over 400 acres, with approximately 10 wells that were shut in. The Rosser #4 well was re-entered and re-equipped in March 2011 and production has commenced. The Gabriel #9 well has also recently been re-equipped and is awaiting electrical power in order to commence production. We believe the Gabriel #9 well will be online and producing in the near future.

Our Subsidiaries.

Northern Future Energy Corp.  We also own certain oil and gas interests located near Anchorage, Alaska, through our wholly-owned subsidiary, Northern Future Energy Corp.  Northern Future Energy Corp. acquired an oil and gas lease for State of Alaska Oil and Gas Lease ADL 391120 Tract: CI2006-464, which contains approximately 545 acres, pursuant to a Purchase Agreement dated November 2009.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable, if at all. We have conducted limited pre-production activities in the past and we intend to conduct additional activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling, as soon as our new management is able to evaluate the interests. We also intend to conduct exploratory activities on the properties in the foreseeable future.  NFEC has not undergone bankruptcy, receivership, or any similar proceeding.

United Operating, LLC. In connection with the Patriot Purchase and Sale Agreement, on January 13, 2011, we formed our wholly-owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating various interests set forth in the Patriot Purchase and Sale Agreement, including, but not limited to: (i) the Merrick Davis #16 & #17 wells in Shackelford County, TX; (ii) the Crouch and Lane Heady wells in Erath County, TX; (iii) the Merrick Davis wells in Shackelford County, TX; (iv) the Walker Smith #22D well in Wilbarger County, TX; and (v) the Walker Smith wells in Wilbarger County, TX.  United Operating, LLC, has not undergone bankruptcy, receivership, or any similar proceeding.

UAP Management, LLC.  In connection with the Gabriel Participation Agreement, on January 13, 2011, we formed our wholly-owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Interests. UAP Management, LLC, has not undergone bankruptcy, receivership, or any similar proceeding.

Business Strategy. Our strategy is to increase shareholder value through strategic acquisitions, appraisal drilling and development. We are focused on the acquisition, appraisal development and exploitation of oil properties.  We are also searching for possible joint-ventures and new prospects that fit our strategic focus.

Competition.  The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds.

Intellectual Property. We do not presently own any copyrights, patents or trademarks. We own the Internet domain name www.unitedamericanpetroleum.com.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

We may also protect various other words, names, symbols, and devices that are used with goods produced by us to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of our services through the use of service marks. These would include brand names for our wines and logos on the wine labels.  We have not filed applications to protect any other trade or service marks. We cannot guaranty we will receive such trade or service mark protection if we make an application.

Government Regulation.  Our oil and gas operations are subject to various federal, state, and local governmental regulations.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties, and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.  The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial, and local laws and regulations relating primarily to the protection of human health and the environment.  To date, our expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees.  As of April 12, 2011, we have four employees.  We expect to utilize independent contractors, consultants, and other personnel from time to time to assist in our business efforts.

Our Facilities.  We maintain our corporate offices for approximately $200 per month and the lease expires in March 2012.  We also maintain our operational offices for $1,500 per month on a month to month basis.  We believe our current office space and facilities are sufficient to meet our current and future needs.  We do not anticipate the need to secure additional space.

Internet Website.  Our website is located at www.unitedamericanpetroleum.com. Our website describes each of our oil and gas projects, our management and provides additional information regarding our industry.

Legal Proceedings. We are not a party to any pending legal proceeding.

Item 1A. Risk Factors.

In addition to the other information in this prospectus, the following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative in nature and involves a lot of risks. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his investment.

We have a limited history operating in the oil and gas industry.  As a result, it is difficult for potential investors to evaluate our business and prospects.

We entered the oil and gas business in December 2009. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. As an early stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Because we are an exploration stage company, we have limited revenues to sustain our operations.

We are an exploration stage company that is currently developing our business. To date, we have only generated limited revenues. The success of our business operations will depend upon our ability to obtain clients and provides quality services to those clients. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For the period from inception August 10, 2010 to December 31, 2010, United American Petroleum Corp., which was acquired by us, had revenue of $10,213 and a net loss of $72,496. We cannot guaranty that our future operations will result in net income. We may not be able to operate profitability on a quarterly or annual basis in the future and we will likely continue to have net losses for the foreseeable future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our auditors have expressed substantial doubt regarding our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues, or if we do not raise sufficient funds.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  If we do not raise sufficient funds, we may not be able to continue in business.  As a result, our auditors believe that substantial doubt exists about our ability to continue operations as a going concern.

As our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

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

Our exploration appraisal and development activities are subject to many risks which may affect our ability to profitably extract oil reserves or achieve targeted returns.  In addition, continued growth requires that we acquire and successfully develop additional oil reserves.

Oil exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may negatively affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to negatively affect revenue and cash flow levels to varying degrees.

Our ability to successfully market and sell oil is subject to a number of factors that are beyond our control, and that may adversely impact our ability to produce and sell oil, or to achieve profitability.

The marketability and price of oil that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to market our oil may depend upon our ability to acquire space on pipelines that deliver oil to commercial markets. We may be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and by many other aspects of the oil business.

Our revenues and future growth and the carrying value of our oil properties are substantially dependent on prevailing prices of oil. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions, in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

We cannot guaranty that title to our properties does not contain a defect that may materially affect our interest in those properties.

It is our practice in acquiring significant oil leases or interest in oil leases to retain lawyers to fully examine the title to the interest under the lease.  In the case of minor acquisitions, we rely upon the judgment of oil lease brokers or landmen who do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil industry. Nevertheless, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

Our properties are held in the form of leases and working interests in operating agreements and leases. If the specific requirements of such licenses, leases and working interests are not met, the instrument may terminate or expire.

All of our properties are held under interests in oil and gas leases and working interests in operating agreements and leases. If we fail to meet the specific requirements of each lease or working interest, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease and working interest. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring properties or leases.

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staff.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.  Desirable acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases.

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

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could negatively impact our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may negatively affect our ability to conduct business or increase our costs.  Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations.  These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely impact our financial condition, results of operations or prospects.  We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.

Moreover, we cannot predict what legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered, enforced or made more stringent. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of the regulatory agencies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures, all of which could have a material adverse effect on our financial condition or results of operations.

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

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

Our operations could be adversely affected by seasonal weather conditions and wildlife restrictions on federal leases. In some areas, certain drilling and other oil and gas activities can only be conducted during limited times of the year, typically during the summer months. This would limit our ability to operate in these areas and could intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon us and our results of operations.

We depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We rely on third parties to operate some of the assets in which we possess an interest. The success of our oil operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfils our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited.  Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

We will need additional financing to continue and grow our operations, which financing may not be available on acceptable terms or at all.

We will need to raise additional funds to fund our operations or grow our business.  Additional financing may not be available on terms or at times favorable to us, or at all.  If adequate funds are not available when required or on acceptable terms, we may be unable to continue and grow our operations.  In addition, such additional financing transactions, if successful, may result in additional dilution of our stockholders.  They may also result in the issuance of securities with rights, preferences, and other characteristics superior to those of the common stock and, in the case of debt or preferred stock financings, may subject us to covenants that restrict our ability to operate our business freely.

The loss or unavailability of our key personnel for an extended period of time could adversely affect our business operations and prospects.

Our success depends in large measure on certain key personnel, including Michael Carey, our President and Chief Executive Officer and Ryan Hudson, our Secretary and Chief Operating Officer. The loss of the services of Mr. Carey and Mr. Hudson could significantly hinder our operations.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for Mr. Carey or Mr. Hudson. In addition, the competition for qualified personnel in the oil industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

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

We are subject to the reporting requirements of federal securities laws, which will be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls is time consuming, difficult and costly.

We are a reporting company with the SEC and therefore must comply with Sarbanes-Oxley Act and SEC rules concerning internal controls.  It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley.  In order to expand our operations, we  will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires us to obtain.

Failure to maintain the adequacy of our internal controls could impair our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act, which could cause our stock price to decrease substantially.

We intend to amend certain of our prior periodic reports to include required disclosures that were previously omitted from those periodic reports. The filing of amendments to those periodic reports will necessitate a redetermination of the effectiveness of our internal controls over financial reporting and disclosure controls and procedures for those periods.   We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company. We have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company with a thinly-traded “float” and lack of significant revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

If a trading market for our common shares does develop, trading prices may be volatile.

In the event that an orderly trading market develops and is maintained for our common shares, the market price of such shares may be based on factors that may not be indicative of future market performance.  Consequently, the market price of our shares may vary greatly.  If an orderly market for our shares develops and is maintained, there is a significant risk that our share price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our anticipated cash needs for the near future. We will require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

 Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our Facilities. We maintain our corporate offices for approximately $200 per month and the lease expires in March 2012.  We also maintain our operational offices for $1,500 per month on a month to month basis.  We believe our current office space and facilities are sufficient to meet our current and future needs.  We do not anticipate the need to secure additional space.

Further, we have the following interests in oil and gas properties as detailed below:

The Marcee 1 Interest. As a result of the Merger Transaction, we own a 100% working interest in the Marcee 1 Tract, which is located on approximately 112 acres of land in Gonzalez County, Texas (“Marcee 1 Tract”). United performed a completion attempt on the well located on the Marcee 1 Tract and it is currently producing less than one barrel per day.

The Lozano Interest.  As a result of the Merger Transaction, we own a 25% working interest in the Hector Lozano Tract, which is located on approximately 110 acres, located in Frio County, Texas (“Lozano Tract”). The Lozano Tract is a currently producing asset with three wells.

We also acquired all of United’s rights and interests in all operating agreements for all wells for which it was currently operating. We also acquired all of United’s assets used in the business conducted at the Marcee 1 Tract and the Lozano Tract or at any well that United acts as the operator, including certain furniture and equipment.

Company Reserve Estimates.

Our proved reserve information as of December 31, 2010 was estimated by Nova Resource, Inc. (“Nova”), independent petroleum engineers.  In accordance with SEC guidelines, Nova’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2009 through December 31, 2010, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical person at Nova is responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Michael Carey, our officer and director, acted as the liaison with the technical person at Nova.

Reserve Technologies. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered.  If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate.  To achieve reasonable certainty, Nova employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data, well test data.

Oil and Gas Reserve Information. The following reserve quantities and future net cash flow information for our proved reserves located in the State of Texas in the United States have been estimated as of December 31, 2010.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Reserve Category	Oil (BBLS)	Present Worth at 10%
Proved
Developed:
United States - Texas	2,274	$63,599
Undeveloped:
United States - Texas	1,806	$16,089
Total Proved	4,080	$79,688

Reserved Quantity	Oil (BBLS)
Balance, August 10, 2010 (Inception)	-
Purchases	4,204
Production	(124)
Balance, December 31, 2010 (Inception)	4,080

During the period from inception (August 10, 2010) through December 31, 2010, we acquired an estimated 1,806 bbls of proved undeveloped net oil reserves in place in connection with our purchase of the Lozano lease in Frio County, Texas of approximately 82.5 net acres consisting of four (4) wells.  None of the proved undeveloped oil reserves were converted during the period ended December 31, 2010 as we are reviewing the production performance and assessment of the remaining recoverable resources.  In addition, there were no proved undeveloped reserves over five (5) years.

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of December 31, 2010 was $79 per bbl of oil. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Standardized Measure of Future Net Cash Flows:

December 31, 2010
Future cash flows	$231,430
Future production and development costs	(90,258)
Future income taxes	-
Future net cash flows before discount	141,172
10% discount to percent value	(61,484)
Standardized measure of discounted future net cash flows	$79,688

Changes in the Standard Measure of Discounted Cash Flows:

December 31, 2010
Standardized measure of discounted future net cash flows at August 10, 2010 (inception)	-
Purchases of reserves in place
Extension and discoveries, net of future production and development costs	89,901
Sales of oil and gas produced, net of production costs	(10,213)
Net change in income taxes	-
Standardized measure of discounted future net cash flows at December 31, 2010	$79,688

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

Production.

For the period from inception (August 10, 2010) through December 31, 2010, we only had production from our interest in the Lozano lease located in Frio County, Texas.  During For the period from inception (August 10, 2010) through December 31, 2010, we produced approximately 124 barrels on a net basis. Based on the net production for the period from inception (August 10, 2010) through December 31, 2010, our average sales price per barrel was $82.33 on a net basis and the average production cost per barrel was $49.95 on a net basis.

Drilling Activity. During the period from inception (August 10, 2010) through December 31, 2010, we did not participate of conduct and drilling activity in Texas.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Texas.

Gross and Net Productive Wells:

	August 10, 2010 (Inception) through December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States
Texas	3	2.25	-	-
	3	2.25	-	-

Gross and Net Developed Acreage:

	August 10, 2010 (Inception) through December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States
Texas	110	83	-	-
	110	83	-	-

Gross and Net Undeveloped Acreage:

	August 10, 2010 (Inception) through December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States
Texas	453	91	-	-
	453	91	-	-

We also own certain oil and gas interests located near Anchorage, Alaska, through our wholly-owned subsidiary, NFEC.  NFEC acquired an oil and gas lease for State of Alaska Oil and Gas Lease ADL 391120 Tract: CI2006-464, which contains approximately 545 acres, pursuant to a Purchase Agreement dated November 2009.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable, if at all. We have conducted limited pre-production activities in the past and we intend to conduct additional activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling, as soon as our new management is able to evaluate the interests. We also intend to conduct exploratory activities on the properties in the foreseeable future.  NFEC has not undergone bankruptcy, receivership, or any similar proceeding.

Item 3.  Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  (Removed and Reserved).

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common stock, par value $.001, has been quoted on the OTC Bulletin Board and OTCQB under the symbol “UAPC.OB”.  Since December 2009, our shares have only experienced very limited trading activity.  For the period indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2010
First Quarter	$0.03	$0.15
Second Quarter	$0.11	0.13
Third Quarter	$0.10	0.15
Fourth Quarter	$0.10	0.28

Reports to Security Holders.  We are a reporting company with the SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Holders.  On April 13, 2011, we had approximately 18 stockholders of record.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends. We currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future. We will pay dividends on our common stock only if and when declared by our board of directors.  Our board of directors’ ability to declare a dividend is subject to restrictions imposed by Nevada law.  In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

As of December 31, 2010, we had $620,000 of secured convertible debt that was convertible into shares of our common stock at a conversion price of $0.50 per share.

As of December 31, 2010, we had the outstanding warrants to purchase 620,000 shares of our common stock at a purchase price of $1.00 per share

Securities Authorized For Issuance Under Equity Compensation Plans. As of December 31, 2010, we had no compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities. During the year ended December 31, 2010, we had the following sales of unregistered securities:

Pursuant to the Merger Transaction and on December 31, 2010, we issued to stockholders of United an aggregate of 15,000,000 shares of our common stock upon conversion of the 10,000,000 shares of United’s common stock.  The issuance of those 15,000,000 shares of our common stock was made in reliance on Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act.

In connection with the Merger Transaction and on December 31, 2010, we entered into a Note and Warrant Purchase Agreement (“Financing Agreement”) with one investor pursuant to which the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The first installment of $620,000 was delivered on December 31, 2010, and we issued 620,000 warrants to the investor in connection with that installment. The Financing Agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements. The note and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

Use of Proceeds of Registered Securities. There were no sales of registered securities during the year ended December 31, 2010.

Penny Stock Regulation.  Trading of our securities will be in the over-the-counter markets which are commonly referred to as the “pink sheets” or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
  a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report of United American Petroleum Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Revenue Recognition

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production.  Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at December 31, 2010, was immaterial.

Concentration of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended December 31, 2010.

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

Asset Retirement Obligations

ASC 410, Asset Retirement and Environmental Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.    Specifically, ASC 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments approximate the carrying values of such instruments due to their short-term maturity.

Recoverability of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”).  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of December 31, 2010, there were no outstanding employee stock options.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”).  ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Recent Accounting Pronouncements

In December 2008, the SEC issued Release No. 33-8995,Modernization of Oil and Gas Reporting (ASC 2010-3), which amended the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, and added a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which was eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The Company adopted SEC Release No. 33-8995 effective December 31, 2009. The impact on the Company's operating results, financial position and cash flows has been recorded in the financial statements and additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company's supplemental oil and gas disclosure.

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimation and Disclosures  (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3. As discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Overview. On December 31, 2010,  Forgehouse, Inc.  (“Forgehouse,” “We” or the “Company”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”) by and among, the Company, United American Petroleum Corp., a Nevada corporation (“United”), and our newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation (“Merger Sub”)(the “Merger Transaction”).  The transaction contemplated under the Merger Agreement was deemed to be a reverse acquisition, where Forgehouse, Inc. (the legal acquirer) is considered the accounting acquiree and United (the legal acquiree) is considered the accounting acquirer.  Forgehouse is deemed a continuation of the business of United, and the historical financial statements of United became the historical financial statements of Forgehouse.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period of inception (August 10, 2010) through December 31, 2010, together with notes thereto as included in this Annual Report on Form 10-K.

For the period August 10, 2010 (inception) to the year ended December 31, 2010.

Results of Operations.

Revenues.  We had oil revenues of $10,213 for the year ended December 31, 2010. Those revenues were generated from our interest in the Lozano lease in Frio County, Texas. We had expected to generate greater revenues from the Lozano lease, however, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the period ended December 31, 2010.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the year ended December 31, 2010, our total operating costs and expenses were $92,048, which is primarily comprised of lease operating costs of $4,020, depletion expense of $3,910, accretion expense of $207 related to its asset retirement obligation liability, general and administrative expenses of $34,052 and professional fees of $53,879.  Our lease operating costs relate to operating costs associated with the Lozano lease.  General and administrative expenses relate to wages, corporate start-up costs and administrative expenses associated with our leases.  Our professional fees are related to our legal and accounting expenditures.

We expect that our future monthly operating expenses for fiscal year 2011 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Expense.  For the year ended December 31, 2010, we accrued interest expense in the amount of $9,795 related to a $250,000 note payable.

Net Loss.  For the year ended December 31, 2010, our net loss was $95,650.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Liquidity and Capital Resources.  During the period August 10, 2010 through December 31, 2010, we issued 15,750,000 shares of common stock to our directors in exchange for services valued at $10,500, or $0.001 per share.  On December 28, 2010, we repurchased and cancelled 750,000 shares of common stock from a former director for $40,000.  On December 31, 2010, we cancelled an additional 2,550,000 shares from a director.

On August 10, 2010, we issued a promissory note for $250,000 bearing interest at 10% per annum and payable in one year.  These proceeds were used to pay for the asset purchase of the Lozano and Marcee leases located in Texas.

On December 31, 2010, we entered into a note and warrant purchase agreement with one investor, whereby the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The notes are due on December 31, 2013, or upon default, whichever is earlier, and bear interest at the annual rate of 10%.The first installment of $620,000 was delivered on December 31, 2010, and we issued 620,000 warrants to the investor in connection with the first installment. The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

As of December 31, 2010, we had current liabilities in the amount of  $501,248, of which $155,324 were represented by accounts payable and accrued expenses, $25,000 payable to a related party, $20,924 of accrued interest, $50,000 note to a related party and a $250,000 note payable.  As of December 31, 2010 we had long-term liabilities of $454,068 related to our convertible note net of discount, a conversion option liability of 116,906, a detachable warrant liability of $49,027 and an asset retirement obligation of $15,465.

During 2011, we expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We also expect that we will incur significant expenses related to oil and gas exploration and development activities.  Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company and expenses related to oil and gas exploration and development, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We are in the exploration stage, have little revenue and have incurred a net loss of $95,650 since August 10, 2010 (inception).  These factors raise substantial doubt about our ability to continue as a going concern.  Our management is implementing plans to sustain our cash flow from operating activities and/or acquire additional capital funding (see Note 1).   No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements at December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
United American Petroleum Corp.
Austin, Texas

We have audited the accompanying balance sheet of United American Petroleum Corp. (the “Company”) as of December 31, 2010 and the related statements of operations, stockholders' deficit and cash flows for the period from August 10, 2010 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United American Petroleum Corp. as of December 31, 2010 and the results of its operations and its cash flows for the period from August 10, 2010 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 15, 2011

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2010

December 31, 2010
ASSETS

CURRENT ASSET
Cash	$557,344
Accounts receivable	3,570
Total current assets	560,914

OIL and GAS PROPERTIES (full cost method)
Evaluated, net of accumulated depletion of $3,910	81,328
Unevaluated	205,433

TOTAL ASSETS	847,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	155,324
Related party payable	25,000
Accrued interest	20,924
Note payable - related party	50,000
Note payable	250,000
Total current liabilities	501,248

Convertible note payable, net of discount	454,068
Conversion option liability	116,905
Detachable warrant liability	49,027
Asset retirement obligation	15,465
TOTAL LIABILITIES	1,136,713

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized,
47,250,000 shares issued and 43,950,000 shares outstanding	43,950
Additional paid in capital	(237,338)
Deficit accumulated during exploration stage	(95,650)

Total stockholders' deficit	(289,038)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$847,675

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE YEAR AND PERIOD ENDED AUGUST 10, 2010
(INCEPTION) THROUGH DECEMBER 31, 2010

AUGUST 10, 2010
(INCEPTION)
THROUGH
DECEMBER 31, 2010

REVENUE
Oil Sales	$10,213

OPERATING EXPENSES
Lease operating expenses	4,020
Depletion and acretion expense	4,117
General and administrative	34,052
Professional Fees	53,879
OPERATIONS EXPENSES	96,068

NET LOSS BEFORE OTHER EXPENSE	(85,855)

OTHER EXPENSE
Interest Expense	9,795
Total other expense	9,795

NET LOSS	$(95,650)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,026,923

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM AUGUST 10, 2010(INCEPTION) THROUGH DECEMBER 31, 2010

				Accumulated	Total
	Common Stock		Additional Paid-in	Deficit Since	Stockholders’
	Shares	Par Value	Capital	Inception	Deficit

Balance -August 10, 2010	-	$-	$-	$-	$-

Recapitalization	31,500,000	31,500	(198,088)	-	(166,588)

Shares issued for services	15,750,000	15,750	-	-	15,750

Cancellation of shares issued	(750,000)	(750)	(39,250)	-	(40,000)

Cancellation of shares issued	(2,550,000)	(2,550)	-	-	(2,550)

Net loss for the period	-	-	-	(95,650)	(95,650)

Balance - December 31, 2010	43,950,000	$43,950	$(237,338)	$(95,650)	$(289,038)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOW
FOR THE PERIOD AND YEAR ENDED FROM AUGUST 10, 2010(INCEPTION) THROUGH DECEMBER 31, 2010

AUGUST 10, 2010
(INCEPTION)
THROUGH
DECEMBER 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(95,650)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depletion and acretion expense	4,117
Common stock issued for services	10,500

Change in assets and liabilities
(Increase) in accounts receivable	(3,570)
Increase in accounts payable and accrued expenses	23,970
Net cash (used in) operating activities	(60,633)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(252,623)
Net cash provided by financing activities	(252,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed from reverse merger	600
Issuance of convertible notes	620,000
Proceeds from issuances of note payable	250,000
Net cash provided by financing activities	870,600

NET INCREASE IN CASH AND CASH EQUIVALENTS	557,344

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$557,344

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-
Taxes	$-

NON CASH TRANSACTIONS:
Asset retirement liability incurred	$15,288
Stock repurchase and cancellation	$40,000

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

1.         Nature of Operations and Basis of Presentation

Nature of Operations

United American Petroleum Corp. was incorporated under the laws of the state of Nevada on August 10, 2010.   Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.  On October 15, 2010 the Company entered into an asset purchase agreement for two properties located in Texas.  In these notes, the terms “United”, “Company”, “we”, “us” or “our” mean United American Petroleum Corp.

On December 31, 2010, the Company entered into a Plan of Merger with Forgehouse, Inc and their newly formed wholly-owned subsidiary United PC Acquisition Corp.  Following the closing and pursuant to the Plan of Merger, effective as of December 31, 2010, the Company merged with and into United PC Acquisition Corp. with the Company.  The Company, as a  wholly-owned subsidiary of Forgehouse, Inc. was then merged with and into Forgehouse, Inc. and Forghouse, Inc. changed its name to United American Petroleum Corp. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of United American Petroleum Corp.

Exploration Stage

The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  As of December 31, 2010, the Company owns a 25% working interest in oil and gas properties in Frio County, Texas, and a 100% working interest in certain oil and gas leases in Gonzales County, Texas.

The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States and other countries. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact our ability to execute our business plan.

As discussed in Note 3, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

2.         Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Revenue Recognition

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production.  Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at December 31, 2010, was immaterial.

Concentration of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended December 31, 2010.

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

Asset Retirement Obligations

ASC 410, Asset Retirement and Environmental Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.    Specifically, ASC 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments approximate the carrying values of such instruments due to their short-term maturity.

Recoverability of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”).  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of December 31, 2010, there were no outstanding employee stock options.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”).  ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Recent Accounting Pronouncements

In December 2008, the SEC issued Release No. 33-8995,Modernization of Oil and Gas Reporting (ASC 2010-3), which amended the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, and added a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which was eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The Company adopted SEC Release No. 33-8995 effective December 31, 2009. The impact on the Company's operating results, financial position and cash flows has been recorded in the financial statements and additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company's supplemental oil and gas disclosure.

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimation and Disclosures  (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3. As discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

3.           Going Concern

The Company is in the exploration stage, has little revenue, has incurred a net loss of $95,650 since inception and has a working capital deficit as of December 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding (see Note 1). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.           Fair Value of Financial Instruments

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	$116,905	$-	$-	$116,905

Detachable warrant liability	$49,027	$-	$-	$49,027

	$165,932	$-	$-	$165,932

The Company’s detachable warrant and conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  See Note 9 and Note 10 for Black Scholes Option Pricing Model inputs.

These derivative liabilities were created on December 31, 2010 in connection with the issuance of convertible debt and related warrants.  There was no level 3 liability prior to this date.  There was no impact to earnings for the period ended December 31, 2010.

5.           Oil and Gas Properties

On October 15, 2010, the Company paid $250,000 to acquire oil, gas and mineral leases on the Lozano and Marcee properties. As a result of the asset purchase, we own a twenty-five percent (25%) working interest in the Lozano lease, which is a currently producing asset with three wells.  The Lozano lease covers approximately 110 gross acres and is located in Frio County, Texas.   The Company has a one hundred percent interest (100%) working interest in the Marcee lease located in Gonzales County Texas.  The Marcee lease contains one well and is being developed for production.

As part of the reverse merger, the Company acquired an oil and gas lease in Anchorage, Alaska, with a fair value of $22,810.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced.

6.            Related Party Payable

As part of the reverse merger, the Company assumed a non-interest bearing $25,000 payable to a related party.

7.            Note Payable

On August 10, 2010, the Company issued a promissory note to an individual in the amount of $250,000.  The note matures on August 10, 2011 and is subject to an annual interest of 10%.  The note was fully paid in January 2011.

As part of the reverse merger, the Company assumed two notes payable owed to an individual who is a shareholder of the Company.  The notes payable are unsecured and each has a face value of $25,000 with a fixed interest rate of 10.00% per annum.  The notes payable are due on demand and there is a total of $11,130 of accrued and unpaid interest owed as of December 31, 2010.

8.            Convertible Note Payable

In connection with the Merger Transaction, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The first installment of $620,000 was delivered on the Closing Date and we issued 620,000 Warrants to the in connection with the First Installment. The Note and Warrant Purchase Agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements.  The notes mature on December 31, 2013, or upon default, whichever is earlier and bear interest at an annual rate of 10%.

In accordance with ASC 815-40, the Company identified certain reset provisions embedded within our convertible note and warrants that require bifurcation from the host contract.  See Note 9 and Note 10 for the accounting treatment relating to the Company’s conversion option liability and detachable warrant liability.

9.           Conversion Option Liability

As described in Note 8, the Company issued a convertible note with certain reset provisions.  The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The Company determined a fair value of $116,905 for the conversion option liability using the Black Scholes Option Pricing Model based upon the following assumptions:  dividend yield of: -0-%, volatility of 117.5%, risk free rate: 1.02% and an expected term of 3 years.

10.           Detachable Warrant Liability

As described in Note 8, the Company issued a convertible note with certain reset provisions.  The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded detachable warrants as liability at the grant date and to record changes in fair value relating to the detachable warrant liability in the statement of operations as of each subsequent balance sheet date.   The Company determined a fair value of $49,027 for the conversion option liability using the Black Scholes Option Pricing Model based upon the following assumptions:  dividend yield of: -0-%, volatility of 94.1%, risk free rate: 2.01% and an expected term of 5 years.

11.          Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The Company depletes the amount added to proved oil and gas property costs and gathering assets using the units-of-production method.  The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

Year ended December 31, 2010
Balance at August 10, 2010	-
Liabilities incurred	$15,258
Accretion expense	207
Balance at December 31, 2010	$15,465

12.          Equity

On August 10, 2010 the Company issued 750,000 shares of common stock to the Company’s founder at a value of $500 ($.001 per share) for services rendered, which included preparing the articles of incorporation and identifying strategic business partners.

On October 15, 2010, the Company issued 7,500,000 shares to retain the services of a Chief Executive Officer at a value of $5,000 ($.001 per share).  The Company has expensed these shares in full for services performed for the acquisitions of the oil and gas properties.

On October 15, 2010, the Company issued 7,500,000 shares to retain the services of a Chief Operating Officer at a value of $5,000 ($.001 per share).  The Company has expensed these shares in full for services performed for the acquisitions of the oil and gas properties.

On December 27, 2010 the Company repurchased and cancelled 750,000 shares of common stock from a former director for $40,000 which is included in accounts payable and accrued liabilities in the balance sheet.

On December 31, 2010, the Company cancelled 2,550,000 shares of common stock received from a director of the Company for $0.

As of December 31, 2010, the Company has 43,950,000 shares of common stock issued and outstanding.

13.             Income taxes

As of December 31, 2010, our deferred tax asset amounting to $30,000 primarily related to our net operating losses of $75,990.  A 100% valuation allowance has been established using an effective tax rate of 35% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

14.	Supplemental Oil and Gas Reserve Information

Company Reserve Estimates.

Our proved reserve information as of December 31, 2010 was estimated by Nova Resource, Inc. (“Nova”), independent petroleum engineers.  In accordance with SEC guidelines, Nova’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2009 through December 31, 2010, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical person at Nova is responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Michael Carey, our officer and director, acted as the liaison with the technical person at Nova.

Reserve Technologies. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered.  If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate.  To achieve reasonable certainty, Nova employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data, well test data.

Oil and Gas Reserve Information. The following reserve quantities and future net cash flow information for our proved reserves located in the State of Texas in the United States have been estimated as of December 31, 2010.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Reserve Category	Oil (BBLS)	Present Worth at 10%
Proved
Developed:
United States - Texas	2,274	$63,599
Undeveloped:
United States - Texas	1,806	$16,089
Total Proved	4,080	$79,688

Reserved Quantity	Oil (BBLS)
Balance, August 10, 2010 (Inception)	-
Purchases	4,204
Production	(124)
Balance, December 31, 2010 (Inception)	4,080

During the period from inception (August 10, 2010) through December 31, 2010, the Company acquired an estimated 1,806 bbls of proved undeveloped net oil reserves in place in connection with the Company’s purchase of the Lozano lease in Frio County, Texas of approximately 82.5 net acres consisting of four (4) wells.  None of the proved undeveloped oil reserves were converted during the period ended December 31, 2010 as the Company is reviewing the production performance and assessment of the remaining recoverable resources.  In addition, there were no proved undeveloped reserves over five (5) years.

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of December 31, 2010 was $79 per bbl of oil. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Standardized Measure of Future Net Cash Flows:

December 31, 2010
Future cash flows	$231,430
Future production and development costs	(90,258)
Future income taxes	-
Future net cash flows before discount	141,172
10% discount to percent value	(61,484)
Standardized measure of discounted future net cash flows	$79,688

Changes in the Standard Measure of Discounted Cash Flows:

December 31, 2010
Standardized measure of discounted future net cash flows at August 10, 2010 (inception)	-
Purchases of reserves in place
Extension and discoveries, net of future production and development costs	89,901
Sales of oil and gas produced, net of production costs	(10,213)
Net change in income taxes	-
Standardized measure of discounted future net cash flows at December 31, 2010	$79,688

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

Production

For the period from inception (August 10, 2009) through December 31, 2010, we only had production from our interest in the Lozano lease located in Frio County, Texas.  During For the period from inception (August 10, 2010) through December 31, 2010, we produced approximately 124 barrels on a net basis. Based on the net production for the period from inception (August 10, 2010) through December 31, 2010, our average sales price per barrel was $82.33 on a net basis and the average production cost per barrel was $49.95 on a net basis.

Drilling Activity. During the period from inception (August 10, 2010) through December 31, 2010, we did not participate of conduct and drilling activity in Texas.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Texas.

Gross and Net Productive Wells:

	August 10, 2010 (Inception) through December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	3	2.25	-	-
	3	2.25	-	-

Gross and Net Developed Acreage:

	August 10, 2010 (Inception) through December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	110	83	-	-
	110	83	-	-

Gross and Net Undeveloped Acreage:

	August 10, 2010 (Inception) through December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	453	91	-	-
	453	91	-	-

15.  Subsequent events

On January 20, 2010, we entered into the second installment of the Note and Warrant Purchase Agreement with the investor for $150,000 and issued 150,000 detachable warrants.  The convertible note is due on December 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.  In accordance with ASC 815-40, the Company fair valued the embedded conversion option liability in the amount of $336,785 and the detachable warrant liability in the amount of $155,603.  Since the fair value of the derivatives was in excess of the proceeds, the Company recorded an immediate expense of $342,388 to the Statement of Operations as a financing cost. The fair value of the conversion option liability was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility 119.6%, risk free rate: 1.07% and an expected term of 3 years. The fair value of the detachable warrant liability was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility 95.4%, risk free rate: 2.06% and an expected term of 5 years.

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase and sale agreement with Patriot Minerals, LLC, a Texas limited liability company.  The Purchase Agreement provides, among other things, that the Registrant shall purchase multiple undivided working interests to certain existing wells and to certain leases located in Texas in exchange for the Registrant entering into an independent contractor agreement with Jamie Teahan to provide services with respect to the Registrant’s ownership of those working interests. Those working interests are specified in Exhibit A of the Purchase Agreement. The Consultant Agreement contemplates: (i) a monthly consulting fee of $5,000; (ii) term of no less than thirty (30) days; and (iii) reimbursement for out-of-pocket expenses incurred by Consultant in connection with certain performance of services to the Registrant.

In connection with the Purchase Agreement, United American Petroleum Corp. formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating the various interests set forth in the Purchase Agreement including, but not limited to: (i) Merrick Davis #16 & #17 wells in Shackelford County, TX; (ii) the Crouch and Lane Heady wells in Erath County, TX; (iii) Merrick Davis wells in Shackelford County, TX; (iv) Walker Smith #22D well in Wilbarger County, TX; and (v) Walker Smith wells in Wilbarger County, TX.

On January 28, 2011, the United American Petroleum Corp. entered and closed a purchase, sale and participation agreement with Gabriel Rosser, LP (“Gabriel”).  The Participation Agreement provides that the Registrant shall purchase Gabriel's undivided 50.83% working interest and 39.131% revenue interest in as the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells in exchange for consideration of $10 and the obligation to pay certain expenses of approximately $85,000, which were owed to certain vendors to the Gabriel Interests.  On January 13, 2011, the United American Petroleum Corp. formed a wholly owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Interests.

On March 9, 2011, we entered into the third installment of the Note and Warrant Purchase Agreement with the investor for $250,000 and issued 250,000 detachable warrants.  The convertible note is due on December 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.In accordance with ASC 815-40, the Company determined a fair value of $381,589 for the conversion option liability and $174,512 for the detachable warrant liability. Since the fair value of the derivative was in excess of the proceeds, the Company recorded an immediate expense of $306,101 to the Statement of Operations as a financing cost. The fair value of the conversion option liability was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility 120.2%, risk free rate: 1.21% and an expected term of 3 years. The fair value of the detachable warrant liability was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility 96.2%, risk free rate: 2.16% and an expected term of 5 years.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except for the following:

On August 4, 2010, we dismissed Kelly & Company (“Kelly”) as our principal accountant effective on such date. The reports of Kelly on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged Malone Bailey LLP (“Malone”) as our new principal accountant effective as of August 4, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2009 and 2008, and the subsequent interim period through August 4, 2010, the date of dismissal, there were no disagreements with Kelly on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Kelly, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged Malone as our new independent accountant as of August 4, 2010.  During fiscal years 2009 and 2008, and the subsequent interim period through August 4, 2010, we nor anyone on our behalf engaged Malone regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Annual report on internal control over financial reporting.

Mr. Michael Carey, our Principal Executive Officer and Mr. Christian Negri, our Principal Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
  lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Michael Carey	30	Chief Executive Officer, President, Director
Ryan Hudson	34	Chief Operating Officer, Secretary, Director
Christian Negri	41	Treasurer, Director

Michael Carey.  Michael Carey was appointed as our Chief Executive Officer, President and a Director in December 2010.  From October 15, 2010 to December 31, 2010, the date the Merger Transaction closed, Mr. Carey was the Chief Executive Officer of United.  Prior to joining United, Mr. Carey previously worked for Trius Operations, LLC, and 4 Phoenix Oil & Gas, doing business as Phoenix Oil & Gas LLC. From 2002 to 2004, Mr. Carey served as senior vice president at Richman Oil. Mr. Carey also previously served as junior vice president for CKG Energy.  Mr. Carey is not an officer or director of any other reporting company.

Ryan Hudson.  Ryan Hudson was appointed as our Chief Operating Officer and Secretary in December 2010.  Mr. Hudson was appointed as a Director in March 2011.  From October 15, 2010 to December 31, 2010, the date the Merger Transaction closed, Mr. Hudson was the Chief Operating Officer of United.  Prior to joining United, Mr. Hudson worked for Trius Operations, LLC, and 4 Phoenix Oil & Gas, doing business as Phoenix Oil & Gas LLC. From 2001 to 2004, Mr. Hudson served as senior vice president at Richman Oil.  Mr. Hudson is also a certified firefighter and received his firefighter certification from the Texas Commission on Fire Protection. Mr. Hudson is not an officer or director of any other reporting company.

Christian Negri. Christian Negri was appointed as our President, Treasurer, and Secretary and a Director in March 2010.  Pursuant to the terms of the Merger Agreement, upon the closing of the Merger Transaction, Mr. Negri resigned as our President and Secretary and remained as our Treasurer and a Director.  Since 2004 to the present, Mr. Negri has been involved in the real estate industry and has possessed a California Real Estate salesperson license since 2004.  Mr. Negri is not an officer or director of any other reporting company.

There have been no family relationships among our directors or executive officers. For the past ten years, there have been no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

Corporate Governance

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Compensation Committee. The board of directors has no compensation committee.

Nominating Committee.  Our entire board of directors participates in consideration of director nominees. The board of directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The board of directors will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the board of directors' need for operational, management, financial, international, technological or other expertise. The board of directors will interview candidates that meet the criteria and then select nominees that board of directors believes best suit our needs.

The board of directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 9600 Great Hills Trail, Suite 150W, Austin, TX 78759. Submissions that are received that meet the criteria described above will be forwarded to the board of directors for further review and consideration. The board of directors will not evaluate candidates proposed by stockholders any differently than other candidates. There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Audit Committee and Audit Committee Financial Expert.  Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 11. Executive Compensation.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers for the fiscal year ending December 31, 2010.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Carey Chief Executive Officer, President	2010	None	None	None	None	None	None	None	None
Ryan Hudson Chief Operating Officer, Secretary	2010	None	None	None	None	None	None	None	None
Christian Negri Treasurer	2010	9,500	None	None	None	None	None	None	9,500
*On December 31, 2010, Christian Negri resigned his positions as President and Secretary.

Employment Contracts and Termination of Employment. On December 31, 2010, pursuant to the terms of the Merger Agreement, we assumed United’s employment agreement with Mr. Carey, dated October 15, 2010 (“Carey Employment Agreement”).  Under the terms of the Carey Employment Agreement, Mr. Carey will receive a salary of $6,000 per month with incremental raises on a quarterly basis.   Mr. Carey is not expected to receive any compensation from us for his service as a director.  This brief description of the Carey Employment Agreement is only a summary that discloses the material terms of the Carey Employment Agreement, which is attached as Exhibit 10.9 to our Current Report on Form 8-K as filed on January 5, 2011.

On December 31, 2010, pursuant to the terms of the Merger Agreement, we assumed United’s employment agreement with Mr. Hudson, dated October 15, 2010 (“Hudson Employment Agreement”).  Under the terms of the Hudson Employment Agreement, Mr. Hudson will receive a salary of $6,000 per month with incremental raises on a quarterly basis.  This brief description of the Hudson Employment Agreement is only a summary of the material terms and is qualified in its entirety by reference to the full text of the agreement as attached in Exhibit 10.10 to our Current Report on Form 8-K as filed on January 5, 2011.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  As of December 31, 2010, our directors are not paid any compensation for their service as directors. They are nevertheless reimbursed for their reasonable expenses incurred upon presentation of the appropriate documentary evidence.

Outstanding Equity Awards. As of December 31, 2010, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Michael Carey Chief Executive Officer, President, Director	0	0	0	0	0	0	0	0	0
Ryan Hudson Chief Operating Officer, Secretary, Director	0	0	0	0	0	0	0	0	0
Christian Negri Treasurer, Director*	0	0	0	0	0	0	0	0	0
*On December 31, 2010, Christian Negri resigned his positions as President and Secretary.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on November 19, 2004.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Carey	0	0	0	0	0	0	0
Christian Negri	0	0	0	0	0	0	0

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2011, by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) all of our   directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Michael Carey 9600 Great Hills Trail, Suite 150W Austin, TX 78759	7,500,000 shares (2) Chief Executive Officer, President and director	17.06%
Common Stock	Ryan Hudson 9600 Great Hills Trail, Suite 150W Austin, TX 78759	7,500,000 shares (3) Chief Operating Officer, Secretary and director	17.06%
Common Stock	Christian Negri 9600 Great Hills Trail, Suite 150W Austin, TX 78759	500,000 shares Treasurer, and director	1.14%
Common Stock	Mighty Falcon Ltd (4) Room 1004, Harvest Building 29-37 Wing Kut Street Central K3, Hong Kong	6,950,000 shares	15.81%
Common Stock	All directors and named executive officers as a group	15,500,000 shares	35.27%

(1)	Percentage of beneficial ownership of our common stock is based on 43,950,000 shares of common stock outstanding as of the date of the table.
(2)	Includes 2,500,000 shares which are subject to the Stock Vesting Agreement dated December 31, 2010.
(3)	Includes 2,500,000 shares which are subject to the Stock Vesting Agreement dated December 31, 2010.
(4)	Bill Cheung holds voting and dispositive power over the shares of Mighty Falcon Ltd.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Employment Agreements.  On December 31, 2010, pursuant to the terms of the Merger Agreement, we assumed United’s employment agreement with Mr. Carey, dated October 15, 2010 (“Carey Employment Agreement”).  Under the terms of the Carey Employment Agreement, Mr. Carey will receive a salary of $6,000 per month with incremental raises on a quarterly basis.   Mr. Carey is not expected to receive any compensation from us for his service as a director.  This brief description of the Carey Employment Agreement is only a summary that discloses the material terms of the Carey Employment Agreement, which is attached as Exhibit 10.9 to our Current Report on Form 8-K as filed on January 5, 2011.

On December 31, 2010, pursuant to the terms of the Merger Agreement, we assumed United’s employment agreement with Mr. Hudson, dated October 15, 2010 (“Hudson Employment Agreement”).  Under the terms of the Hudson Employment Agreement, Mr. Hudson will receive a salary of $6,000 per month with incremental raises on a quarterly basis.  This brief description of the Hudson Employment Agreement is only a summary of the material terms and is qualified in its entirety by reference to the full text of the agreement as attached in Exhibit 10.10 to our Current Report on Form 8-K as filed on January 5, 2011.

Lock-Up Agreements.  On December 31, 2010, we entered into lock-up agreements with each of our officers and directors pursuant to which such holders are not permitted to dispose of any of their securities in our Company until the twelve to twenty-four month anniversary of the effective date of the lock-up agreements.   This brief description of the lock-up agreements is only a summary of the material terms and is qualified in its entirety by reference to the full text of the form of the lock-up agreement as attached in Exhibit 10.8 of our Current Report on Form 8-K as filed on January 5, 2011.

Vesting Agreements.  On December 31, 2010, we entered into a stock vesting agreement with Michael Carey, our Chief Executive Officer, President and Director, (the “Carey Vesting Agreement”) and a stock vesting agreement with Ryan Hudson, our Chief Operating Officer, Secretary and Director (the “Hudson Vesting Agreement”) (collectively, the “Stock Vesting Agreements”).  Pursuant to the Stock Vesting Agreements, Mr. Carey and Mr. Hudson each agreed to have 2,500,000 shares of their total shares of our common stock that they each own be subject to vesting for an 18-month period.  The shares are subject to forfeiture until the occurrence of the milestones set forth below (“Vesting Events”) or the 18-month anniversary of the date of the Agreement (the “Vesting Termination Date”).  The Vesting Events shall be deemed to have occurred if, prior to the Vesting Termination Date, we have achieved all of the following milestones:

(i)   On or before March 31, 2011, we increase operations by nine (9) additional wells;
(ii)  On or before June 30, 2011, we purchase one (1) additional project, commence work on such project, and increase operations by nine (9) additional wells;
(iii) On or before September 30, 2011, we purchase one (1) additional project, commence work on such project, and increase operations by nine (9) additional wells;
(iv) On or before December 31, 2011, we purchase one (1) additional project, commence work on such project, and increase operations by nine (9) additional wells; and
(v)  As of December 31, 2011, we operate on a Break Even Cash Flow Basis (as defined in the Stock Vesting Agreements).

This brief description of the Vesting Agreements is only a summary of the material terms and is qualified in its entirety by reference to the full text of the agreements as attached in Exhibits 10.6 and 10.7 to our Current Report on Form 8-K as filed on January 5, 2011.

Related Party Transactions.

On December 31, 2010, we entered into a stock cancellation agreement with Christian Negri, our former President and Secretary, pursuant to which Mr. Negri agreed to cancel 2,550,000 of his shares of our common stock.  Mr. Negri currently serves as our Treasurer and Director.

As part of the Merger Transaction, we assumed a non-interest bearing $25,000 payable to a minority shareholder.

As part of the Merger Transaction, we also assumed two notes payable owed to an individual who is a shareholder.  The notes payable are unsecured and each has a face value of $25,000 with a fixed interest rate of 10.00% per annum.  The notes payable are due on demand and there is a total of $11,130 of accrued and unpaid interest owed as of December 31, 2010. Both of these notes were repaid in full on January 7, 2011.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence.  We do not have any independent directors.  The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2010 and 2009, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $10,000 and $30,000 respectively.

Audit-Related Fees. For the fiscal years ended December 31, 2010 and 2009, our principal accountants did not render any services reasonably related to the performance of the audit or review of our financial statements.  For the fiscal year ended December 31, 2010 and 2009, respectively, we were billed a total of $4,000 and $18,000 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2010 and 2009, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

    Included in Item 8.

(b) Exhibits required by Item 601.

Exhibit                   Description of Exhibit

2.1
Agreement and Plan of Exchange by and between Northern Future Energy Corp. and NFE Acquisition Corp., dated December 16, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

2.2
Asset Purchase Agreement by and between Enforce Global Solutions, LLC and the Company, dated as of December 29, 2009 (incorporated by reference to Exhibit 2.5 of the Company's Annual Report on Form 10-K, filed May 14, 2010).

2.3
Membership Interest Purchase Agreement by and between the Company and John Britchford-Steel, dated as of December 31, 2009 (incorporated by reference to Exhibit 2.6 of the Company's Annual Report on Form 10-K, filed May 14, 2010.

2.4*	Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010.
2.5*	Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp.
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
3.6
Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K, as amended, filed January 21, 2011).

3.7*	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp.
3.8*	Articles of Merger between United American Petroleum Corp. and Forehouse, Inc.
4.1*	Form of Registration Rights Agreement.
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).
10.2*	Form of Note and Warrant Purchase Agreement.
10.3*	Form of Senior Secured Convertible Promissory Note.
10.4*	Form of Warrant.
10.5*	Form of Security Agreement.
10.6*	Stock Cancellation Agreement by and among the Company and Christian Negri, dated as of December 31, 2010.
10.7*	Stock Vesting Agreement by and among the Company and Michael Carey, dated as of December 31, 2010.
10.8*	Stock Vesting Agreement by and among the Company and Ryan Hudson, dated as of December 31, 2010.
10.9*	Form of Lock-Up Agreement.
10.10*	Employment Agreement of Michael Carey.
10.11*	Employment Agreement of Ryan Hudson.
10.12**	Purchase Agreement by and between the Registrant and Patriot Minerals, LLC, dated January 28, 2011.
10.13**	Sale and Participation Agreements by and between the Registrant and Gabriel Rosser, LP, dated January 28, 2011.
21***	List of Subsidiaries
23.1***	Consent of Technical Report Author
31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011.
**       Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 3, 2011.
***     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp. a Nevada corporation

April 15, 2011	By:	/s/ Michael Carey
	Its:	Michael Carey
CEO, President, and a director
(Principal Executive Officer)

April 15, 2011	By:	/s/ Christian Negri
	Its:	Christian Negri
Treasurer and a director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	April 15, 2011
Michael Carey
Its:	CEO, President and a director

By:	/s/ Christian Negri	April 15, 2011
Christian Negri
Its:	Treasurer and a director

By:	/s/ Ryan Hudson	April 15, 2011
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a director