Form 10-Q
period 2011-03-31
United American Petroleum Corp.
filed 2011-05-23
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Great Hills Trail, Suite 150W, Austin, TX 78759
(Address of principal executive offices) (Zip Code)

(512) 852-7888
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

 As of May 19, 2011, there were 43,950,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSET
Cash	$255,993	$557,344
Accounts receivable	48,740	3,570
Total current assets	304,733	560,914

OIL and GAS PROPERTIES (full cost method)
Evaluated, net of accumulated depletion of $5,567 and $3,910
as of March 31, 2011 and December 31, 2010, respectively	79,671	81,328
Unevaluated	295,418	205,433

TOTAL ASSETS	$679,822	$847,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	42,220	155,324
Related party payable	25,000	25,000
Accrued interest	41,171	20,924
Revenue payable	100,774	-
Note payable - related party	-	50,000
Note payable	-	250,000
Total current liabilities	209,165	501,248

Convertible note payable, net of discount	482,814	454,068
Embedded derivative liability	2,514,079	165,932
Asset retirement obligation	15,715	15,465
TOTAL LIABILITIES	3,221,773	1,136,713

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized,
43,950,000 shares issued and 43,950,000 shares outstanding	43,950	43,950
Additional paid-in capital	(237,338)	(237,338)
Deficit accumulated during exploration stage	(2,348,563)	(95,650)

Total stockholders' deficit	(2,541,951)	(289,038)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$679,822	$847,675

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended March 31, 2011	August 10, 2010 (Inception) Through March 31, 2011

REVENUE
Oil Sales	$7,453	$17,666
Other Income	27,435	27,435
TOTAL REVENUE	34,888	45,101

OPERATING EXPENSES
Lease operating expenses	7,901	11,921
Accretion expense	299	506
Depletion	1,657	5,567
General and administrative	280,804	368,735
TOTAL OPERATING EXPENSES	290,661	386,729

NET LOSS BEFORE OTHER EXPENSE	(255,773)	(341,628)

OTHER INCOME (EXPENSE)
Interest Expense	48,993	58,788
Change in fair value of embedded derivative liability	1,290,602	1,290,602
Loss on embedded derivative	657,545	657,545
Total other expense	1,997,140	2,006,935

NET LOSS	$(2,252,913)	$(2,348,563)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,950,000

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the Three Months ended March 31, 2011	August 10, 2010 (Inception) Through March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,252,913)	$(2,348,563)

Adjustments to reconcile net loss
to net cash used in operating activities:
Accretion expense	299	506
Depletion	1,657	5,567
Common stock issued for services	-	10,500
Amortization of debt discount	28,746	28,746
Change in fair value of embedded derivative liability	1,290,602	1,290,602
Loss on embedded derivative	657,545	657,545

Change in assets and liabilities
(Increase) in accounts receivable	(25,154)	(28,724)
(Increase) in other receivable	(20,016)	(20,016)
Decrease in accounts payable and accrued expenses	(177,891)	(68,936)
Increase in revenue payable	100,774	100,774
Net cash (used in) operating activities	(396,351)	(371,999)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(5,000)	(342,608)
Net cash provided by financing activities	(5,000)	(342,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed from reverse merger	-	600
Proceeds from issuance of convertible notes	400,000	1,020,000
Payment of note payable	(250,000)	-
Payment of related party note payable	(50,000)	(50,000)
Net cash provided by financing activities	100,000	970,600

NET INCREASE IN CASH AND CASH EQUIVALENTS	(301,351)	255,993

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,344	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$255,993	$255,993

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON CASH TRANSACTIONS:
Asset retirement liability incurred	$-	$15,288
Stock repurchase and cancellation	$-	$40,000
Acquisition of oil and gas properties	$84,975	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

1.         Nature of Operations and Basis of Presentation

Nature of Operations

United American Petroleum Corp. was incorporated under the laws of the state of Nevada on August 10, 2010.   Our principal business is the acquisition and management of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.   In these notes, the terms “United”, “Company”, “we”, “us” or “our” mean United American Petroleum Corp.

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

On January 13, 2011, the  Company formed a wholly owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Rosser, LP (see Note 5).

On January 13, 2011, the Company formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating and managing the various interests acquired from Patriot Minerals, LLC (see Note 5).

Exploration Stage

The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

The Company is engaged in the acquisition, exploration, development and production of oil and gas properties.  In addition, United Operating, LLC is engaged in the management of these properties.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2010. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  We made certain reclassifications to prior-period amounts to conform to the current presentation.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

2.       Summary of Significant Accounting Policies

Revenue Recognition- Oil and Gas

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

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at March 31, 2011 and December 31, 2010, was immaterial.

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, consolidated financial position or cash flow.

3.    Going Concern

The Company is in the exploration stage, has little revenue, has incurred a net loss of $2,348,563 since inception through March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding (see Note 1). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

4.           Embedded Derivative Liabilities

Conversion Option Liability

As described in Note 7, the Company issued a convertible note with certain reset provisions.  The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.

On December 31, 2010, the Company determined a fair value of $116,905 for the conversion option liability for the first installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions:  dividend yield of: -0-%, volatility of 117.5%, risk free rate  of 1.02% and an expected term of 3 years.

On January 20, 2011, the Company determined a fair value of $333,652 for the conversion option liability for the second installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions:  dividend yield of -0-%, volatility of 116.06%, risk free rate of 1.07% and an expected term of approximately 3 years.

On March 9, 2011, the Company determined a fair value of $376,698 for the conversion option liability for the third installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions:  dividend yield of -0-%, volatility of 116.48%, risk free rate of 1.21% and an expected term of approximately 3 years.

As of March 31, 2011, the Company determined a fair value of $1,675,130 for the conversion option liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 111.4%, risk free rate of 1.29% and an expected term of approximately 2.75 years.  Based upon the increase in the fair value of the conversion option liability, the Company recognized a non-cash loss included in other income of $847,875.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

Detachable Warrant Liability

As described in Note 7, the Company issued a convertible note with certain reset provisions.  The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded detachable warrants as liability at the grant date and to record changes in fair value relating to the detachable warrant liability in the statement of operations as of each subsequent balance sheet date.

On December 31, 2010 , the Company determined a fair value of $49,027 for the detachable warrant liability for the first installment of convertible notes issued using the Black Scholes Option Pricing Model based upon the following assumptions:  dividend yield of: -0-%, volatility of 94.1%, risk free rate: 2.01% and an expected term of 5 years.

On January 20, 2011 , the Company determined a fair value of $162,769 for the detachable warrant liability for the second installment of convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions:  dividend yield of: -0-%, volatility of 104.65%,  risk free rate: 2.06% and an expected term of 5 years.

On March 9, 2011, the Company determined a fair value of $184,426  for the detachable warrant liability for the third installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions:  dividend yield of -0-%, volatility of 105.22% , risk free rate of 2.16% and an expected term of approximately 3 years.

As of March 31, 2011, the Company determined a fair value of $1,675,130 for the detachable warrant liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 106.21%,  risk free rate of 2.24%  and an expected term of approximately 2.75 years.  Based upon the increase in the fair value of the conversion option liability, the Company recognized a non-cash loss included in other income of $442,727.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

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

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of inpur that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	$1,675,130	$-	$-	$1,675,130
Detachable warrant liability	838,949	-	-	838,949
	$2,514,079	$-	$-	$2,514,079

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2011	$165,932

Initial recognition of debt derivative from issuance of January 20, 2011, $150,000 convertible note	496,421

Initial recognition of debt derivative from issuance of March 9, 2011, $250,000 convertible note	561,124

Increase in fair value of debt derivative	1,290,602

Ending balance as of March 31, 2011	$2,514,079

The Company’s detachable warrant and conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  See Note 8 and Note 9 for Black Scholes Option Pricing Model inputs.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

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

As part of the reverse merger, the Company acquired an oil and gas lease in Anchorage, Alaska.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced.

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase and sale agreement with Patriot Minerals, LLC, a Texas limited liability company for a $5,000 payment to a consultant.  The Purchase Agreement provides, among other things, that United American Petroleum Corp. shall purchase multiple undivided working interests to certain existing wells and to certain leases located in Texas.  In connection with the Purchase Agreement, United American Petroleum Corp. formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating the various interests set forth in the Purchase Agreement.  The properties purchased from Patriot Minerals by United American Petroleum Corp. are unevaluated and non-producing as of March 31, 2011, and the Company is currently undergoing various reserve studies to assess potential production and develop the wells purchased.

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase, sale and participation agreement with Gabriel Rosser, LP (“Gabriel”).  The purchase agreement provides that the Company shall purchase Gabriel's undivided 50.83% working interest and 39.131%  revenue interest in the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells in exchange for consideration of $10 and the assumed and paid $84,975 of  liabilities, which were owed to certain vendors of Gabriel.  The properties purchased from Gabriel Rosser, LP by United American Petroleum Corp. are unevaluated and non-producing as of March 31, 2011, and the Company is currently undergoing various reserve studies to assess potential production and develop the wells purchased.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

6.            Note Payable

On August 10, 2010, the Company issued a promissory note to an individual in the amount of $250,000.  The note matures on August 10, 2011 and is subject to an annual interest of 10%.  The note was fully paid in January 2011.

As part of the reverse merger, the Company assumed two notes payable owed to an individual who is a shareholder of the Company.  The notes payable are unsecured and each has a face value of $25,000 with a fixed interest rate of 10% per annum.  The notes payable are due on demand and were fully paid in January 2011.

7.            Convertible Note Payable

In connection with the Merger Transaction, the Company entered into a credit facility with one investor pursuant to which the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment.  The credit facility provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements.   The notes matures on December 31, 2013, or upon default, whichever is earlier and bear interest at an annual rate of 10%.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

The first installment of $620,000 was delivered on December 31, 2010 and we issued 620,000 warrants in connection with the first installment.

The second installment of $150,000 was delivered to us on January 20, 2011 and we issued 150,000 warrants in connections with the second installment.

The third installment of $250,000 was delivered to us on March 9, 2011 and we issued 250,000 warrants in connection with the third installment.

The Company allocated the proceeds of the January 20, 2011 and March 9, 2011 Notes to the individual consolidated financial instruments included in the transactions based on their estimated fair values as follows:

	January 20, 2011 Note	March 9, 2011 Note
Total Proceeds	$150,000	$250,000

Allocated to:
Conversion Option Liability	333,652	376,698
Detachable Warrant Liability	162,769	184,426
	496,421	561,124
Debt Discount	(150,000)	(250,000)

Loss on debt derivative	$346,421	$311,124

In accordance with ASC 815-40, the Company identified certain reset provisions embedded within our convertible note and warrants that require bifurcation from the host contract.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Any of the factors described above, elsewhere in this report, or in the “Risk Factors” section of our most recent annual report on Form 10-K could cause our consolidated financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2011, together with notes thereto, and our audited financial statements for the year ended December 31, 2010, together with notes thereto on our Annual Report on Form 10-K.

Recent Developments.

The Patriot Minerals Interests.  On January 28, 2011, we entered and closed a purchase and sale agreement with Patriot Minerals, LLC, a Texas limited liability company (the “Patriot Agreement”) for a $5,000 payment to a consultant.  The Purchase Agreement provides, among other things, that we purchase multiple undivided working interests to certain existing wells and to certain leases located in Texas (the “Patriot Interests”).  In connection with the Patriot Agreement, we formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating the various interests set forth in the Patriot Agreement.

The Gabriel and Rosser Interests.  On January 28, 2011, we entered and closed a purchase, sale and participation agreement with Gabriel Rosser, LP (“Gabriel”) (the “Gabriel Agreement”).  The Gabriel Agreement provides that we purchase Gabriel's undivided 50.83% working interest and 39.131%  revenue interest in the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells (collectively, as the “Gabriel Interests”) in exchange for consideration of $10 and the assumption of $84,975 of  liabilities, which were owed to certain vendors of Gabriel. In connection with the Gabriel Agreement, we formed our wholly-owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Interests.

United American Petroleum Corp. was incorporated on August 10, 2010, and as such had no operations for the period ended March 31, 2010.

For the three months ended March 31, 2011.

Results of Operations.

Revenues.  We had oil revenues of $7,453 and management income of $27,435 for the three months ended March 31, 2011. The oil revenues were generated from our interest in the Lozano lease in Frio County, Texas.  Our management income was a result of income derived from oil and gas management fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended March 31, 2011, our total operating costs and expenses were $290,661, which is primarily comprised of lease operating costs of $7,901, depletion  expense of $1,657 and accretion expense of $299, and general and administrative expenses of $280,804.  Our lease operating costs relate to operating costs associated with the Lozano lease.  General and administrative expenses relate to wages, corporate start-up costs and administrative expenses associated with our leases and managing oil and gas properties.  Our professional fees are related to our legal and accounting expenditures as well as consulting work performed on our oil and gas properties.

We expect that our future monthly operating expenses for fiscal year 2011 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Expense.  For the three months ended March 31, 2011, we accrued interest expense of $20,247 related to our convertible notes payable, amortization expense of $28,746, expenses related to the changes in the fair value of our conversion debt derivative option liability in the amount of $442,727 and loss on debt derivative related to our convertible notes in the amount of $657,545.  The amortization expense is related to the Company amortizing its debt discount over the life of the note.  Our change in the fair value of the conversion option liability and detachable warrant liability relate to changes in our Black Scholes model inputs which include the following: stock price, volatility, term of the note and the risk free rate.  The Company incurred a non-cash charge of $657,545 relating to a fair value calculation in which the fair value of the debt derivative conversion features on the date of grant were in excess of the convertible note proceeds received.  As such, the Company recognized an immediate expense in the amount of $657,545 in its Statement of Operations.

Net Loss.  For the three months ended March 31, 2011, our net loss was $2,252,913. We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Liquidity and Capital Resources. As of March 31, 2011, our current assets were $304,733, which consisted of cash of $255,993, accounts receivable of $28,724 and other current asset of $20,016.  Our current assets of $304,733 together with our evaluated oil and gas properties of $79,671, net of accumulated depletion of $5,567, and our unevaluated oil and gas properties of $295,418, represent our total assets of $679,822 as of March 31, 2011.

On August 10, 2010, we issued a promissory note for $250,000 bearing interest at 10% per annum and payable in one year.  These proceeds were used to pay for the asset purchase of the Lozano and Marcee leases located in Texas.  This note was fully paid in January 2011 by the Company.  In January 2011, we paid $50,000 to a related party for a liability which we assumed as a result of the reverse merger with Forgehouse, Inc.

On December 31, 2010, we entered into a credit facility with one investor, whereby the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The notes are due on December 31, 2013, or upon default, whichever is earlier, and bear interest at the annual rate of 10%. The first installment of $620,000 was delivered on December 31, 2010, and we issued 620,000 warrants to the investor in connection with the first installment. The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.  The second installment of $150,000 was delivered on January 20, 2011, and we issued 150,000 warrants to the investor in connection with second installment.  The third installment of $250,000 was delivered on March 9, 2011, and we issued 250,000 warrants to the investor in connection with the third installment.

During the three months ended March 31, 2011, we purchased oil and gas property interests for $5,000 from Patriot Minerals, LLC, and paid $10 and assumed liabilities and paid in the amount of $84,975 for the purchase of oil and gas interest from Gabriel Rosser, LP.

As of March 31, 2011, we had current liabilities in the amount of  $209,165, of which $42,220 were represented by accounts payable and accrued expenses, $25,000 payable to a related party, $41,171 of accrued interest, $100,774 of revenue payable.  As of March 31, 2011, we had long-term liabilities of $482,814 related to our convertible note net of discount, a debt derivative liability of $2,514,079, and an asset retirement obligation of $15,715.

During 2011, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We also expect that we will incur significant expenses related to oil and gas exploration and development activities.  Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and expenses related to oil and gas exploration and development, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We are in the exploration stage, have little revenue and have incurred a net loss of $2,348,563 since August 10, 2010 (inception).  These factors raise substantial doubt about our ability to continue as a going concern.  Our management is implementing plans to sustain our cash flow from operating activities and/or acquire additional capital funding (see Note 1).   No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   If we do not raise additional capital, then we may not be able to conduct oil and gas exploration and development activities and expand our operations.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements as of March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective due to our over reliance on consultants in our accounting and financial statement closing processes.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: May 23, 2011	By:	/s/ Michael Carey
Michael Carey
CEO, President, and a director (Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Christian Negri
Christian Negri Treasurer and a director (Principal Financial and Accounting Officer)