Form 10-Q
period 2011-06-30
United American Petroleum Corp.
filed 2011-08-19
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 19, 2011, there were 43,950,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSET
Cash	$114,697	$557,344
Accounts receivable	51,854	3,570
Other receivable	81,631	-
Total current assets	248,182	560,914

OIL and GAS PROPERTIES (full cost method)
Evaluated, net of accumulated depletion of $8,112 and $3,910
as of June 30, 2011 and December 31, 2010	77,126	81,328
Unevaluated	295,418	205,433

TOTAL ASSETS	$620,726	$847,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	89,511	155,324
Related party payable	25,000	25,000
Accrued interest	87,729	20,924
Revenue Payable	51,068	-
Note payable - related party	-	50,000
Note payable	-	250,000
Total current liabilities	253,308	501,248

Convertible note payable, net of discount	509,985	454,068
Embedded derivative liability	2,200,713	165,932
Asset retirement obligation	15,970	15,465
TOTAL LIABILITIES	2,979,976	1,136,713

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized,
47,250,000 shares issued and 43,950,000 shares outstanding	43,950	43,950
Additional paid-in capital	(237,338)	(237,338)
Deficit accumulated during exploration stage	(2,165,862)	(95,650)
Total stockholders' deficit	(2,359,250)	(289,038)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$620,726	$847,675

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2011
(UNAUDITED)

	FOR THE	FOR THE
	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2011	JUNE 30, 2011

REVENUE
Oil Sales	$16,279	$23,732
Administrative Income	26,119	53,554
TOTAL REVENUE	42,398	77,286

OPERATING EXPENSES
Lease operating expenses	7,216	15,117
Accretion expense	206	505
Depletion expense	2,545	4,202
General and administrative	279,318	560,122
TOTAL OPERATING EXPENSES	289,285	579,946

NET LOSS BEFORE OTHER EXPENSE	(246,887)	(502,660)

OTHER INCOME (EXPENSE)
Interest Expense	(73,778)	(122,771)
Change in fair value of embedded derivative liability	673,347	(617,255)
Losss on embedded derivative	(169,981)	(827,526)
Total other expense	429,588	(1,567,552)

NET INCOME (LOSS)	$182,701	$(2,070,212)

INCOME (LOSS) PER SHARE - BASIC	$0.00	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	43,950,000	43,950,000

INCOME (LOSS) PER SHARE - DILUTED	$0.00	$(0.00)

WEIGTHED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	46,370,000	43,950,000

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,070,212)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depletion expense	4,202
Accretion expense	505
Common stock issued for services	-
Amortization of debt discount	55,917
Change in fair value of conversion option and detachable warrant liabilities	617,255
Loss on embedded derivative	827,526

Change in assets and liabilities
(Increase) in accounts receivable	(48,284)
(Increase) in other receivable	(81,631)
(Decrease) Increase in accounts payable and accrued expenses	(150,798)
Increase in accrued interest	66,805
Increase in revenue payable	51,068
Net cash (used in) operating activities	(727,647)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(5,000)
Net cash used in investing activities	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed from reverse merger	-
Issuance of convertible notes	590,000
Payment of note payable	(250,000)
Payment of related party note payable	(50,000)
Net cash provided by financing activities	290,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(442,647)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$114,697

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-
Taxes	$-

NON CASH TRANSACTIONS:
Asset retirement liability incurred	$-
Stock repurchase and cancellation	$-
Acquisition of oil and gas properties	$84,975

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

1.        Nature of Operations and Basis of Presentation

Nature of Operations

United American Petroleum Corp. was incorporated under the laws of the state of Nevada on August 10, 2010.  Our principal business is the acquisition and management of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.  In these notes, the terms “United,” “Company,” “we,” “us,” or “our” mean United American Petroleum Corp.

On December 31, 2010, the Company entered into a Plan of Merger with Forgehouse, Inc and their newly formed wholly-owned subsidiary United PC Acquisition Corp. Following the closing and pursuant to the Plan of Merger, effective as of December 31, 2010, the Company merged with and into United PC Acquisition Corp. with the Company surviving. The Company, as a wholly-owned subsidiary of Forgehouse, Inc. was then merged with and into Forgehouse, Inc. and Forghouse, Inc. changed its name to United American Petroleum Corp. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of United American Petroleum Corp.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2010. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.        Summary of Significant Accounting Policies

Revenue Recognition- Oil and Gas

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production.  Our net imbalance position at June 30, 2011 and December 31, 2010, was immaterial.

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, consolidated financial position or cash flow.

3.        Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through June 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4.        Embedded Derivative Liabilities (Continued)

On March 9, 2011, the Company determined a fair value of $376,698 for the conversion option liability for the third installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 116.48%, risk free rate of 1.21% and an expected term of approximately 3 years.

On June 20, 2011, the Company determined a fair value of $95,155 for the conversion option liability for the fourth installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 109.87%, risk free rate of 0.68% and an expected term of approximately 3 years.

On June 30, 2011, the Company determined a fair value of $142,246 for the conversion option liability for the fifth installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 103.96%, risk free rate of 0.81% and an expected term of approximately 3 years.

As of June 30, 2011, the Company determined a fair value of $1,440,981 for the conversion option liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 103.96%, risk free rate of .81% and an expected term of approximately 2.5 years. Based upon the increase in the fair value of the conversion option liability, the Company recognized a non-cash loss included in other income of $432,504 for the six months ended June 30, 2011.

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

On June 20, 2011, the Company determined a fair value of $48,020 for the detachable warrant liability for the fourth installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 105.87%, risk free rate of 1.55% and an expected term of approximately 3 years.

4.        Embedded Derivative Liabilities (Continued)

On June 30, 2011, the Company determined a fair value of $74,560 for the detachable warrant liability for the fifth installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 107.39%, risk free rate of 1.76% and an expected term of approximately 3 years.

As of June 30, 2011, the Company determined a fair value of $759,732 for the detachable warrant liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 107.39%, risk free rate of 1.76% and an expected term of approximately 2.5 years. Based upon the increase in the fair value of the conversion option liability, the Company recognized a non-cash loss included in other income of $264,820 for the six months ended June 30, 2011.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	$1,440,981	$-	$-	$1,440,981
Detachable warrant liability	759,732	-	-	759,732
	$2,200,713	$-	$-	$2,200,713

4.        Embedded Derivative Liabilities (Continued)

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2011	$165,932

Initial recognition of debt derivative from issuance of January 20, 2011, $150,000 convertible note	496,421

Initial recognition of debt derivative from issuance of March 9, 2011, $250,000 convertible note	561,124

Initial recognition of debt derivative from issuance of June 20, 2011, $75,000 convertible note	143,175

Initial recognition of debt derivative from issuance of June 30, 2011, $115,000 convertible note	216,806

Increase in fair value of debt derivative	617,255

Ending balance as of June 30, 2011	$2,200,713

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

5.        Oil and Gas Properties (Continued)

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase and sale agreement with Patriot Minerals, LLC, a Texas limited liability company for a $5,000 payment to a consultant. The Purchase Agreement provides, among other things, that United American Petroleum Corp. shall purchase multiple undivided working interests to certain existing wells and to certain leases located in Texas. In connection with the Purchase Agreement, United American Petroleum Corp. formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating the various interests set forth in the Purchase Agreement. The properties purchased from Patriot Minerals by United American Petroleum Corp. are unevaluated and non-producing as of June 30, 2011, and the Company is currently undergoing various reserve studies to assess potential production and develop the wells purchased.

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase, sale and participation agreement with Gabriel Rosser, LP (“Gabriel”). The purchase agreement provides that the Company shall purchase Gabriel's undivided 50.83% working interest and 39.131% revenue interest in the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells in exchange for consideration of $10 and the assumed and paid $84,975 of liabilities, which were owed to certain vendors of Gabriel. The properties purchased from Gabriel Rosser, LP by United American Petroleum Corp. are unevaluated and non-producing as of June 30, 2011, and the Company is currently undergoing various reserve studies to assess potential production and develop the wells purchased.

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

7.        Convertible Note Payable (Continued)

The fourth installment of $75,000 was delivered to us on June 20, 2011 and we issued 75,000 warrants in connection with the fourth installment.

The fifth installment of $115,000 was delivered to us on June 30, 2011 and we issued 115,000 warrants in connection with the fifth installment.

The Company allocated the proceeds of the January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011. Notes to the individual consolidated financial instruments included in the transactions based on their estimated fair values as follows:

	January 20, 2011 Note	March 9, 2011 Note	June 20, 2011 Note	June 30, 2011 Note	June 30, 2011 Total
Total Proceeds	$150,000	$250,000	$75,000	$115,000	$590,000

Allocated to:
Conversion Option Liability	333,652	376,698	95,155	142,246	947,751
Detachable Warrant Liability	162,769	184,426	48,020	74,560	469,775
	496,421	561,124	143,175	216,806	1,417,526
Debt Discount	(150,000)	(250,000)	(75,000)	(115,000)	(590,000)

Loss on debt derivative	$346,421	$311,124	$68,175	$101,806	$827,526

In accordance with ASC 815-40, the Company identified certain reset provisions embedded within our convertible note and warrants that require bifurcation from the host contract.

8.       Warrants

Warrant Activity

A summary of warrant activity for the period from August 10, 2010 (inception) through June 30, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2010	-	-
Issued	1,210,000	$1.00
Exercised	-	-
Outstanding June 30, 2011	1,210,000	$1.00	4.5 years
Exercisable, June 30, 2011	1,210,000	$1.00	4.5 years

8.       Warrants (Continued)

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,420,000
Warrants	1,210,000
Reserved shares at June 30, 2011	3,630,000

9.       EARNINGS PER SHARE

Basic and diluted loss per share is computed using the weighted-average number of common shares outstanding. Since there was a net income for the three month period ended June 30, 2011, the effect of potentially 2,420,000 dilutive common shares from the potential conversion of the convertible notes has been included in the diluted earnings per share calculation as their effect would have been dilutive. The impact of the 1,210,000 warrants and was omitted from the calculation of diluted earnings per share as inclusion would have been anti-dilutive for the three months ended June 30, 2011 as they were not in the money.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

Revenue Recognition

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production.  Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at June 30, 2011 was immaterial.

Concentration of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended June 30, 2011.

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

As of June 30, 2011, there were no outstanding employee stock options.

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

Recent Accounting Pronouncements

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amended the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, and added a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which was eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The Company adopted SEC Release No. 33-8995 effective December 31, 2009. The impact on the Company's operating results, financial position and cash flows has been recorded in the financial statements and additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company's supplemental oil and gas disclosure.

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, Oil and Gas Estimation and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3. As discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009.

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

Overview.  On December 31, 2010, Forgehouse, Inc. (“Forgehouse,” “We” or the “Company”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”) by and among, the Company, United American Petroleum Corp., a Nevada corporation (“United”), and our newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation (“Merger Sub”) (the “Merger Transaction”).  The transaction contemplated under the Merger Agreement was deemed to be a reverse acquisition, where Forgehouse, Inc. (the legal acquirer) is considered the accounting acquiree and United (the legal acquiree) is considered the accounting acquirer.  Forgehouse is deemed a continuation of the business of United, and the historical financial statements of United became the historical financial statements of Forgehouse. United was incorporated on August 10, 2010, and as such had no operations for the period ended June 30, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the three and six month periods ended June 30, 2011, together with notes thereto, and our audited financial statements for the year ended December 31, 2010, together with notes thereto on our Annual Report on Form 10-K.

For the three months ended June 30, 2011.

Results of Operations.

Revenues.  We had oil revenues of $16,279 and management income of $26,119 for the three months ended June 30, 2011. The oil revenues were generated from our interest in the Lozano lease in Frio County, Texas.  Our management income was a result of income derived from oil and gas management fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended June 30, 2011, our total operating costs and expenses were $289,285, which is primarily comprised of lease operating costs of $7,216, depletion expense of $2,545,accretion expense of $206, and general and administrative expenses of $279,318.  Our lease operating costs relate to operating costs associated with the Lozano and Marcee lease.  General and administrative expenses relate to wages, corporate start-up costs and administrative expenses associated with our leases and managing oil and gas properties.  Our professional fees are related to our legal and accounting expenditures as well as consulting work performed on our oil and gas properties.

We expect that our future monthly operating expenses for fiscal year 2011 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Income/Expense.  For the three months ended June 30, 2011, we incurred interest expense of $73,778 related to our convertible notes payable, income related to the changes in the fair value of our embedded derivative liability of $673,347 and a loss on our embedded derivative related to our convertible notes in the amount of $169,981.  Our change in the fair value of the embedded derivative liability related to changes in our Black Scholes model inputs which include the following: stock price, volatility, term of the note and the risk free rate.  The Company incurred a non-cash charge of $169,981 relating to a fair value calculation in which the fair value of the debt derivative conversion features on the date of grant were in excess of the convertible note proceeds received.  As such, the Company recognized an immediate expense in the amount of $169,981 in its Statement of Operations.

Net Income.  For the three months ended June 30, 2011, our net income was $182,701.  Our net income was primarily derived from a decrease in the fair value our embedded derivative liability.  Excluding the income recorded on our embedded derivative liability for the three months ended June 30, 2011, the Company would have generated a net loss.   We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the six months ended June 30, 2011.

Results of Operations.

Revenues.  We had oil revenues of $23,732 and management income of $53,554 for the six months ended June 30, 2011. The oil revenues were generated from our interest in the Lozano lease in Frio County, Texas.  Our management income was a result of income derived from oil and gas management fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the six months ended June 30, 2011, our total operating costs and expenses were $579,946, which is primarily comprised of lease operating costs of $15,117, depletion expense of $4,202, accretion expense of $505, and general and administrative expenses of $560,122.  Our lease operating costs relate to operating costs associated with the Lozano lease.  General and administrative expenses relate to wages, corporate start-up costs and administrative expenses associated with our leases and managing oil and gas properties.  Our professional fees are related to our legal and accounting expenditures as well as consulting work performed on our oil and gas properties.

We expect that our future monthly operating expenses for fiscal year 2011 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Expense.  For the six months ended June 30, 2011, we incurred interest expense of $122,771 related to our convertible notes payable, a loss related to the changes in the fair value of our embedded derivative liability of $617,255 and a loss on our embedded derivative related to our convertible notes in the amount of $827,526.  Our change in the fair value of the embedded derivative liability related to changes in our Black Scholes model inputs which include the following: stock price, volatility, term of the note and the risk free rate.  The Company incurred a non-cash charge of $827,526 relating to a fair value calculation in which the fair value of the debt derivative conversion features on the date of grant were in excess of the convertible note proceeds received.  As such, the Company recognized an immediate expense in the amount of $827,526 in its Statement of Operations.

Net Loss.  For the six months ended June 30, 2011, our net loss was $2,070,212.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Liquidity and Capital Resources. As of June 30, 2011, our current assets were $248,182, which consisted of cash of $114,697, accounts receivable of $51,854 and other receivable of $81,631.  Our current assets of $248,182 together with our evaluated oil and gas properties of $77,126, net of accumulated depletion of $8,112, and our unevaluated oil and gas properties of $295,418, represent our total assets of $620,726 as of June 30, 2011.

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

On December 31, 2010, we entered into a credit facility with one investor, whereby the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The notes are due on December 31, 2013, or upon default, whichever is earlier, and bear interest at the annual rate of 10%. The first installment of $620,000 was delivered on December 31, 2010, and we issued 620,000 warrants to the investor in connection with the first installment. The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.  The second installment of $150,000 was delivered on January 20, 2011, and we issued 150,000 warrants to the investor in connection with second installment.  The third installment of $250,000 was delivered on March 9, 2011, and we issued 250,000 warrants to the investor in connection with the third installment.  The fourth installment of $75,000 was delivered on June 20, 2011, and we issued 75,000 warrants to the investor in connection with the fourth installment.  The fifth installment of $115,000 was delivered on June 30, 2011, and we issued 115,000 warrants to the investor in connection with the fifth installment.

During the six months ended June 30, 2011, we purchased oil and gas property interests for $5,000 from Patriot Minerals, LLC, and paid $10 and assumed liabilities and paid in the amount of $84,975 for the purchase of oil and gas interest from Gabriel Rosser, LP.

As of June 30, 2011, we had current liabilities in the amount of  $253,308, of which $89,511 were represented by accounts payable and accrued expenses, $25,000 payable to a related party, $87,729 of accrued interest, $51,068 of revenue payable.  As of June 30, 2011, we had long-term liabilities of $509,985 related to our convertible note net of discount, a debt derivative liability of $2,200,713, and an asset retirement obligation of $15,970.

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

We have incurred a net loss of $2,165,862 since August 10, 2010 (inception).  These factors raise substantial doubt about our ability to continue as a going concern.  Our management is implementing plans to sustain our cash flow from operating activities and/or acquire additional capital funding.   No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   If we do not raise additional capital, then we may not be able to conduct oil and gas exploration and development activities and expand our operations.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements as of June 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: August 19, 2011	By:	/s/ Michael Carey
Michael Carey
CEO, President, and a director (Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Christian Negri
Christian Negri Treasurer and a director (Principal Financial and Accounting Officer)