Form 10-Q
period 2011-09-30
United American Petroleum Corp.
filed 2011-11-21
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Great Hills Trail, Suite 150W, Austin, TX 78759
(Address of principal executive offices) (Zip Code)

(512) 852-7888
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes   ☒   No

As of November 18, 2011, there were 43,950,000 shares of the issuer's $.001 par value common stock issued and outstanding.

CAUTIONARY STATEMENT

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

Any of the factors described above, elsewhere in this report, or in the “Risk Factors” section of our most recent annual report on Form 10-K could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSET
Cash	$121,967	$557,344
Accounts receivable	29,970	3,570
Other receivable	59,688	-
Total current assets	211,625	560,914

OIL and GAS PROPERTIES (full cost method)
Evaluated, net of accumulated depletion of $9,587 and $3,910
as of September 30, 2011 and December 31, 2010	75,651	81,328
Unevaluated	295,418	205,433

TOTAL ASSETS	$582,694	$847,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	168,586	155,324
Related party payable	25,000	25,000
Accrued interest	97,132	20,924
Revenue Payable	48,020	-
Note payable - related party	-	50,000
Note payable	-	250,000
Total current liabilities	338,738	501,248

Convertible note payable, net of discount	542,895	454,068
Embedded derivative liability	1,318,777	165,932
Asset retirement obligation	16,228	15,465
TOTAL LIABILITIES	2,216,638	1,136,713

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized,
43,950,000 shares issued and outstanding, respectively	43,950	43,950
Additional paid-in capital	66,799	(237,338)
Accumulated deficit	(1,744,693)	(95,650)
Total stockholders' deficit	(1,633,944)	(289,038)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$582,694	$847,675

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2011
AND FOR THE PERIOD FROM AUGUST 10, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE PERIOD FROM (INCEPTION) AUGUST 10, 2010 THROUGH	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011

REVENUE
Oil Sales	$47,842	$-	$71,574
Gas	618	-	618
Administrative Income	18,423	-	71,977
TOTAL REVENUE	66,883	-	144,169

OPERATING EXPENSES
Lease operating expenses	26,193	-	41,310
Accretion expense	258	-	763
Depletion expense	1,475	-	5,677
General and administrative	153,281	57	713,403
TOTAL OPERATING EXPENSES	181,207	57	761,153

NET LOSS BEFORE OTHER EXPENSE	(114,324)	(57)	(616,984)

OTHER INCOME (EXPENSE)
Interest Expense	(38,713)	(3,493)	(161,484)
Loss on embedded derivatives	(489,746)	-	(870,575)
Total other expense	(528,459)	(3,493)	(1,032,059)

NET INCOME (LOSS)	$(642,783)	$(3,550)	$(1,649,043)

INCOME (LOSS) PER SHARE - BASIC	$(0.01)	-	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	43,950,000	-	43,950,000

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2011
AND FOR THE PERIOD FROM AUGUST 10, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

		FOR THE PERIOD FROM
		AUGUST 10, 2010
		(INCEPTION)
		THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,649,043)	$(3,550)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depletion expense	5,677	-
Accretion expense	763	-
Amortization of debt discount	85,234	-
Loss on embedded derivatives	870,575	-

Change in assets and liabilities
(Increase) in accounts receivable	(26,400)	-
(Increase) in other receivable	(59,688)	-
(Decrease) in accounts payable and accrued expenses	(71,723)	3,493
Increase in accrued interest	76,208	-
Increase in revenue payable	48,020	-
Net cash (used in) operating activities	(720,377)	(57)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(5,000)	(75,000)
Net cash used in investing activities	(5,000)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	250,000
Issuance of convertible notes	590,000	-
Payment of note payable	(250,000)	-
Payment of related party note payable	(50,000)	-
Net cash provided by financing activities	290,000	250,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(435,377)	174,943

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,344	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$121,967	$174,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON CASH TRANSACTIONS:
Discount to notes payable from relative fair value of warrants	$304,107	$-
Acquisition of oil and gas properties for debt	$84,985	$-

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On December 31, 2010, the Company entered into a Plan of Merger (the “Merger”) with Forgehouse, Inc and their newly formed wholly-owned subsidiary United PC Acquisition Corp. Following the closing and pursuant to the Plan of Merger, effective as of December 31, 2010, the Company merged with and into United PC Acquisition Corp. with the Company surviving (the “Reverse Merger”). The Company, as a wholly-owned subsidiary of Forgehouse, Inc. was then merged with and into Forgehouse, Inc. and Forghouse, Inc. changed its name to United American Petroleum Corp. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of United American Petroleum Corp.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2010. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three and nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.            Summary of Significant Accounting Policies

Revenue Recognition- Oil and Gas

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production.  Our net imbalance position at September 30, 2011 and December 31, 2010, was immaterial.

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, consolidated financial position or cash flow.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.            Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through September 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.            Embedded Derivative Liabilities

Conversion Option Liability

As described in Note 9, the Company issued a convertible note with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See Note 6 for a reconciliation of the changes in fair value of the Company’s embedded derivative.

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

As of September 30, 2011, the Company determined a fair value of $1,318,777 for the conversion option liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 93.42%, risk free rate of .24% and an expected term of approximately 2.25 years. Based upon the increase in the fair value of the conversion option liability, the Company recognized a non-cash loss included in other expense of $254,121 for the nine months ended September 30, 2011.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.            Detachable Warrants

As described in Note 9, the Company issued a convertible note with detachable warrants. The Company accounted for these detachable warrants in accordance with ASC 470-20, which requires that the Company calculate the relative fair value of the warrants at the grant date to additional paid-in capital.  The Company amortizes the debt discount associated with the warrants over the life of the convertible notes using the effective interest method.

On December 31, 2010, the Company determined a relative fair value of $45,434 for the detachable warrants for the first installment of the convertible notes.  In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of: -0-%, volatility of 94.1%, risk free rate: 2.01% and an expected term of 5 years.

On January 20, 2011, the Company determined a relative fair value of $78,062 for the detachable warrants for the second installment of the convertible notes.  In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of: -0-%, volatility of 104.65%, risk free rate: 2.06% and an expected term of 5 years.

On March 9, 2011, the Company determined a relative fair value of $106,132 for the detachable warrants for the third installment of the convertible notes.  In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 105.22% , risk free rate of 2.16% and an expected term of approximately 5 years.

On June 20, 2011, the Company determined a relative fair value of $29,276 for the detachable warrants for the fourth installment of the convertible notes.  In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 105.87%, risk free rate of 1.55% and an expected term of approximately 5 years.

On June 30, 2011, the Company determined a relative fair value of $45,233 for the detachable warrants for the fifth installment of the convertible notes.  In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 107.39%, risk free rate of 1.76% and an expected term of approximately 5 years.

6.            Fair Value

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.   Fair Value (Continued)

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	$1,318,777	$-	$-	$1,318,777
	1,318,777	-	-	1,318,777

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2011	$116,905

Initial recognition of debt derivative from issuance of January 20, 2011, $150,000 convertible note	333,652

Initial recognition of debt derivative from issuance of March 9, 2011, $250,000 convertible note	376,698

Initial recognition of debt derivative from issuance of June 20, 2011, $75,000 convertible note	95,155

Initial recognition of debt derivative from issuance of June 30, 2011, $115,000 convertible note	142,246

Increase in fair value of debt derivative	254,121

Ending balance as of September 30, 2011	$1,318,777

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. See Note 4 for Black Scholes Option Pricing Model inputs.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.            Oil and Gas Properties

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

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase and sale agreement with Patriot Minerals, LLC, a Texas limited liability company for a $5,000 payment to a consultant. The Purchase Agreement provides, among other things, that United American Petroleum Corp. shall purchase multiple undivided working interests to certain existing wells and to certain leases located in Texas. In connection with the Purchase Agreement, United American Petroleum Corp. formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating the various interests set forth in the Purchase Agreement. The properties purchased from Patriot Minerals by United American Petroleum Corp. are producing properties and are unevaluated as of September 30, 2011.  The Company is currently undergoing various reserve studies to assess potential production and to continue the development of the wells purchased.

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase, sale and participation agreement with Gabriel Rosser, LP (“Gabriel”). The purchase agreement provides that the Company shall purchase Gabriel's undivided 50.83% working interest and 39.131% revenue interest in the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells in exchange for consideration of $10 and the assumed and paid $84,975 of liabilities, which were owed to certain vendors of Gabriel. The properties purchased from Gabriel Rosser, LP by United American Petroleum Corp. are unevaluated and non-producing as of September 30, 2011, and the Company is currently undergoing various reserve studies to assess potential production and develop the wells purchased.

8.           Note Payable

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

9.           Convertible Note Payable

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Convertible Note Payable (Continued)

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

Using a pro rata contribution, the Company allocated the proceeds of the January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 first to the relative fair value of the warrants and the remainder to the fair value of the embedded derivative on the date of grant as follows:

	January 20, 2011 Note	March 9, 2011 Note	June 20, 2011 Note	June 30, 2011 Note	Total
Total Proceeds	$150,000	$250,000	$75,000	$115,000	$590,000

Allocated to:
Conversion Option Liability	333,652	376,698	95,155	142,246	947,751
Relative Fair Value of Warrants	78,062	106,132	29,276	45,233	258,703
	411,714	482,830	124,431	187,479	1,206,454
Debt Discount	(150,000)	(250,000)	(75,000)	(115,000)	(590,000)

Loss on debt derivative	$261,714	$232,830	$49,431	$72,479	$616,454

In accordance with ASC 815-40, the Company identified certain reset provisions embedded within our convertible notes that requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.  As discussed in Note 4, the Company incurred a non-cash loss of $254,121 resulting from the fair value calculation of this derivative at September 30, 2011.  Our total embedded derivative loss is summarized below:

Beginning balance - December 31, 2010	-
Excess of fair value of embedded derivative over face value of convertible debt	$616,454
Change in fair value of embedded derivative	254,121
Ending Balance - September 30, 2011	$870,575

UNITED AMERICAN PETROLEUM CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.          Warrants

Warrant Activity

As described in Note 9, the Company issued a convertible note with detachable warrants.  A summary of warrant activity for the period from August 10, 2010 (inception) through September 30, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2010	-	-
Issued	1,210,000	$1.00
Exercised	-	-
Outstanding June 30, 2011	1,210,000	$1.00	4.25 years
Exercisable, June 30, 2011	1,210,000	$1.00	4.25 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,420,000
Warrants	1,210,000
Reserved shares at June 30, 2011	3,630,000

11.          Subsequent Events

On October 14, 2011, we entered into a Note and Warrant Purchase Agreement with an investor pursuant to which the investor agreed to lend up to $1,500,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The first installment of $400,000 was delivered on the date of the Purchase Agreement and we issued 400,000 warrants to the investor in connection with the first installment.  The notes matures on October 14, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 10%.

In accordance with ASC 815-40, the Company identified certain reset provisions in the convertible notes which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.

On October 14, 2011 , the Company determined a fair value of $504,907 for the conversion option liability for the first installment of convertible notes issued using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of: -0-%, volatility of 109.29%, risk free rate: .24% and an expected term of 3 years.

On October 14, 2011, the Company determined a relative fair value of $110,245 for the detachable warrants for the first installment of convertible notes in accordance with ASC 470-20.  In calculating the fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of: -0-%, volatility of 108.44%, risk free rate: .87% and an expected term of 5 years.

On November 4, 2011, United American Petroleum Corp. entered into and closed an Agreement with Alamo Energy Corp., a Nevada corporation pursuant to which United American acquired a 75% working interest in an oil and gas lease totaling approximately 110 gross acres located in Frio County, Texas and all wellbores and personal property related thereto for the total purchase price of $160,000. The effective date of this transaction was October 1, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine month periods ended September 30, 2011, together with notes thereto, and our audited financial statements for the year ended December 31, 2010, together with notes thereto on our Annual Report on Form 10-K. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. We do not undertake to update, revise or correct any forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2011.

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

 Revenue Recognition

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production.  Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at September 30, 2011 was immaterial.

Concentration of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended September 30, 2011.

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

As of September 30, 2011, there were no outstanding employee stock options.

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

Overview.  On December 31, 2010, Forgehouse, Inc. (“Forgehouse,” “We” or the “Company”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”) by and among, the Company, United American Petroleum Corp., a Nevada corporation (“United”), and our newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation (“Merger Sub”) (the “Merger Transaction”).  The transaction contemplated under the Merger Agreement was deemed to be a reverse acquisition, where Forgehouse, Inc. (the legal acquirer) is considered the accounting acquiree and United (the legal acquiree) is considered the accounting acquirer.  Forgehouse is deemed a continuation of the business of United, and the historical financial statements of United became the historical financial statements of Forgehouse. United was incorporated on August 10, 2010, and, as such, had limited operations for the period from August 10, 2010 (inception) to September 30, 2010.

Recent Developments.

On October 14, 2011, we entered into a Note and Warrant Purchase Agreement with an investor pursuant to which the investor agreed to lend up to $1,500,000 in multiple installments in exchange for convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The first installment of $400,000 was delivered on October 14, 2011 and we issued 400,000 warrants to the investor in connection with the first installment.  The notes matures on October 14, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 10%.

On November 4, 2011, we entered into and closed an Agreement (the “Purchase Agreement”) with Alamo Energy Corp., a Nevada corporation pursuant to which we acquired a 75% working interest in an oil and gas lease (“Lozano Lease”) totaling approximately 110 gross acres located in Frio County, Texas and all wellbores and personal property related thereto for the total purchase price of $160,000. As a result of the Purchase Agreement, we own 100% working interest in the Lozano Lease, which is a currently producing asset with three wells with proven reserves.

For the three months ended September 30, 2011.

Results of Operations.

Revenues.  We had oil sales of $47,842, gas sales of $618 and administrative income of $18,423 for the three months ended September 30, 2011. The oil sales were generated from our interest in the Lozano, McKinney, Walker Smith, Welder, Bailey, Rogers and Fohn leases. Our natural gas sales of $618 resulted from our Crouch and Lane Heady leases.  Our administrative income was a result of income derived from oil and gas administrative fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To implement our business plan during the next twelve months, we need to generate increased revenues from our existing oil and natural gas leases. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended September 30, 2011, our total operating costs and expenses were $181,207 which is primarily comprised of lease operating expenses of $26,193, accretion expense of $258, depletion expense of $1,475, and general and administrative expenses of $153,281.  Our lease operating expenses relate to operating costs associated with our oil and natural gas leases.  General and administrative expenses relate to wages, corporate start-up costs and administrative expenses associated with our leases and managing oil and gas properties.  Our professional fees are related to our legal and accounting expenditures as well as consulting work performed on our oil and gas properties.

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Expense.  For the three months ended September 30, 2011, we incurred interest expense of $38,713 related to our convertible notes payable, and a loss on our embedded derivative related to our convertible notes in the amount of $489,746.  Our change in the fair value of the embedded derivative liability related to changes in our Black Scholes model inputs which include the following: stock price, volatility, term of the note and the risk free rate.  We incurred a non-cash charge of $489,746 relating to a fair value calculation in which the fair value of the debt derivative conversion features on the date of grant were in excess of the convertible note proceeds received.  As such, we recognized an immediate expense in the amount of $489,746 in our Statement of Operations.

Net Loss.  For the three months ended September 30, 2011, our net loss was $642,783.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the nine months ended September 30, 2011.

Results of Operations.

Revenues.  We had oil sales of $71,574, gas sales of $618 and administrative income of $71,977 for the nine months ended September 30, 2011. The oil sales were generated from our interest in the Lozano, McKinney, Walker Smith, Welder, Bailey Rogers and Fohn leases. Our natural gas sales of $618 resulted from our Crouch and Lane Heady leases.   Our administrative income was a result of income derived from oil and gas administrative fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the nine months ended September 30, 2011, our total operating costs and expenses were $761,153 which is primarily comprised of lease operating costs of $41,310, accretion expense of $763, depletion expense of $5,677, and general and administrative expenses of $713,403.  Our lease operating costs relate to operating costs associated with our oil and gas leases.  General and administrative expenses relate to wages, corporate start-up costs and administrative expenses associated with our leases and managing oil and gas properties.  Our professional fees are related to our legal and accounting expenditures as well as consulting work performed on our oil and gas properties.

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Expense.  For the nine months ended September 30, 2011, we incurred interest expense of $161,484 related to our convertible notes payable, and a loss on our embedded derivative related to our convertible notes in the amount of $870,575.  Our change in the fair value of the embedded derivative liability related to changes in our Black Scholes model inputs which include the following: stock price, volatility, term of the note and the risk free rate.  We incurred a non-cash charge of $870,575 relating to a fair value calculation in which the fair value of the debt derivative conversion features on the date of grant were in excess of the convertible note proceeds received.  As such, we recognized an immediate expense in the amount of $870,575 in our Statement of Operations.

Net Loss.  For the nine months ended September 30, 2011, our net loss was $1,649,043.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Liquidity and Capital Resources. As of September 30, 2011, our current assets were $211,625, which consisted of cash of $121,967, accounts receivable of $29,970 and other receivable of $59,688.  Our current assets of $211,625 together with our evaluated oil and gas properties of $75,651, net of accumulated depletion of $9,587, and our unevaluated oil and gas properties of $295,418, represent our total assets of $582,694 as of September 30, 2011.

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

During the nine months ended September 30, 2011, we purchased oil and gas property interests for $5,000 from Patriot Minerals, LLC, and paid $10 and assumed liabilities and paid in the amount of $84,975 for the purchase of oil and gas interest from Gabriel Rosser, LP.

As of September 30, 2011, we had current liabilities in the amount of  $338,738, of which $168,586 were represented by accounts payable and accrued expenses, $25,000 payable to a related party, $97,132 of accrued interest, $48,020 of revenue payable.  As of September 30, 2011, we had long-term liabilities of $542,895 related to our convertible note net of discount, a debt derivative liability of $1,318,777, and an asset retirement obligation of $16,228.

During 2011 and 2012, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We also expect that we will incur significant expenses related to oil and gas exploration and development activities.  Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and expenses related to oil and gas exploration and development, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have incurred a net loss of $1,744,693 since August 10, 2010 (inception).  These factors raise substantial doubt about our ability to continue as a going concern.  Our management is implementing plans to sustain our cash flow from operating activities and/or acquire additional capital funding.   No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   If we do not raise additional capital, then we may not be able to conduct oil and gas exploration and development activities and expand our operations.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements as of September 30, 2011.

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

United American Petroleum Corp., a Nevada corporation

Date: November 21, 2011	By:	/s/ Michael Carey
Michael Carey
CEO, President, and a director (Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Christian Negri
Christian Negri Treasurer and a director (Principal Financial and Accounting Officer)