Form 10-K
period 2011-12-31
United American Petroleum Corp.
filed 2012-04-16
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☒ No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on $0.85 per share, the average bid and asked price of such common equity, is $18,700,000.

As of April 13, 2012, there were 44,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

On December 31, 2010, we entered into and closed an Agreement and Plan of Merger (“Merger Agreement”) with our newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation (“Merger Sub”), and United American Petroleum Corp., a Nevada Corporation (“United”) (the “Merger Transaction”), pursuant to which Merger Sub merged with and into United with United surviving, making United our new wholly-owned subsidiary.  Immediately thereafter and pursuant to the Merger Agreement, United merged with and into the Company, with the Company surviving and we changed our name to “United American Petroleum Corp.” In connection with the Merger Transaction, we assumed all of United’s contractual obligations and acquired certain oil and gas properties of United in Texas.

We have not undergone bankruptcy, receivership, or any similar proceeding.

Our Business.  We are an exploration company engaged in the acquisition, exploration, development and production of oil and gas properties.  Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.  Our primary focus is to develop our properties that have potential for near-term production, We also provide operational expertise for several third party well owners out of our operation base in Austin, Texas. We currently have proved reserves in the State of Texas.

Our Properties.  On December 31, 2010, we completed the acquisition of United pursuant to the Merger Agreement.  As a result of the Merger Transaction and other acquisitions during the fiscal year 2011, we own the following interests in the following oil and gas properties in Texas:

The Marcee 1 Interest. We own a 100% working interest in the Marcee 1 Tract, which is located on approximately 112 acres of land in Gonzalez County, Texas (“Marcee 1 Tract”).  We have recently completed a workover on the well to increase oil production.  We have discovered an abundance of gas being produced with the oil, which is currently being tested for saleable quality.  Provided the gas is of saleable quality, we expect this well should produce 7-8 barrels of oil per day and approximately 30 mcf of gas per day.

The Lozano Interest.  We own a 100% working interest in the Hector Lozano Tract, which is located on approximately 110 acres, located in Frio County, Texas (“Lozano Tract”). The Lozano Tract is a currently producing asset with three wells with proven reserves.  .  The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future.  All three wells are currently producing a total of 4-5 barrels of oil per day.  Historically these wells have produced a total of 10-12 barrels of oil per day.  We are planning a workover on the 3 wells which will include washing out the wells, reperforating the current zones as well as performing an acid job to the wells which we believe should return production to 10-12 barrels a day.

Pursuant to the Merger Agreement, we also acquired all of United’s rights and interests in all operating agreements for all wells for which United it was currently operating. We also acquired all of United’s assets used in the business conducted at the Marcee 1 Tract and the Lozano Tract or at any well that United acts as the operator, including certain furniture and equipment.

The Patriot Minerals Interests.  On January 28, 2011, we acquired multiple undivided working interests to certain existing wells and to certain leases located in Texas (“Patriot Interests”) from Patriot Minerals, LLC, a Texas limited liability company (“Patriot”). The Patriot Interests consist of certain undivided working interests including, but not limited to (i) the Welder lease in Duval County, TX; (ii) the Bailey Rogers and Fohn leases in Medina County, TX; (iii) the Walker Smith lease in Wilbarger County, TX; (iv) the Merrick Davis lease in Shackelford County, TX; and (v) the Crouch, Heady and Lane leases in Erath County, TX.

At the time of our acquisition of the Patriot Interests, all wells were shut in due to various factors including, but not limited to, bad weather and Patriot’s insufficient payment of operating expenses to maintain the Patriot Interests.  We have performed minor work on various wells and are in the process of developing plans with the working interest partners for workovers on wells on each of the leases.  We expect the workovers to be performed in 2012.  We expect we will have to expend significant capital to maintain the Patriot Interests.

The Gabriel and Rosser Interests.  On January 28, 2011, we acquired certain oil and gas interests located in Bastrop County, Texas, (“Gabriel Interests”) from Gabriel Rosser, LP (“Gabriel”).  The Gabriel Interests  include  Gabriel's undivided 50.83% working interest and 39.131% revenue interest in as the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells .At the time of our acquisition of the Gabriel Interests, all wells were not producing. The Gabriel Interests comprise over 400 acres, with approximately 10 wells that were shut in. The Rosser #4 well was re-entered and re-equipped in March 2011 and production has commenced.  The Gabriel #4 well is currently producing water and we are currently investigating the causes of the water production.  The Gabriel #9 well was re-entered and re-equipped but has not been producing.  We are currently investigating the causes of Gabriel #9 well’s non-production.  Drilling on a new Gabriel #16 well to test an anticipated payzone in the Serpentine formation will require a second completion attempt in order to achieve potential production on this well.

The Mckenzie State Well Interests. On November 30, 2011, we acquired one hundred percent (100%) of McKenzie’s working interest in the McKenzie State Well No. 1, located in Pecos County, Texas from McKenzie Oil Corp. (“McKenzie”)  in exchange for an aggregate cash sum of $550,000 and 50,000 shares of our common stock.  The well is currently offline due to the discovery of a hole in the tubing and will require a minor work-over, which is scheduled to commence in the first half of 2012.  The faulty section will be pulled, replaced, and is expected to produce an estimated 8 - 10 bbl per day, which was its most recent production rate prior to developing the hole in the tubing. In addition to the production from this current zone, several additional horizons (which are productive in the area) have been identified in the McKenzie well, which could be tested and potentially produced in the future.

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

United Operating, LLC.  On January 13, 2011, we formed our wholly-owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating the Patriot Interests, including, but not limited to: (i) the Merrick Davis #16 & #17 wells in Shackelford County, TX; (ii) the Crouch and Lane Heady wells in Erath County, TX; (iii) the Merrick Davis wells in Shackelford County, TX; (iv) the Walker Smith #22D well in Wilbarger County, TX; and (v) the Walker Smith wells in Wilbarger County, TX.  United Operating, LLC, has not undergone bankruptcy, receivership, or any similar proceeding.

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

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior oil and gas companies for available resources, including, but not limited to, professional exploration and production, geological and engineering personnel services and supplies, for the drilling completion and production of hydrocarbon resources.

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

Employees.  As of April 13, 2012, we have three employees.  We expect to utilize independent contractors, consultants, and other personnel from time to time to assist in our business efforts.

Our Facilities.  We maintain our corporate offices for approximately $200 per month on a month to month basis.  We also maintain our operational offices for $1,500 per month on a month to month basis.  We believe our current office space and facilities are sufficient to meet our current and future needs.  We do not anticipate the need to secure additional space.

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

Risks Related to our Business:

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

We are an exploration stage company that is currently developing our business. To date, we have only generated limited revenues. The success of our business operations will depend upon our ability to further develop our properties and increase our revenues. We are not able to predict whether we will be able to develop our properties and generate more substantial revenues. If we are not able to complete the successful development of our business, generate more substantial revenues and attain sustainable operations, then our business will fail.

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For the period from October 16, 2010 to December 31, 2011, United American Petroleum Corp., which was acquired by us, had revenue of $366,753 and a net loss of $1,151,741. We cannot guarantee that our future operations will result in net income. We may not be able to operate profitability on a quarterly or annual basis in the future and we will likely continue to have net losses for the foreseeable future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

We will need additional financing to execute our business plan.

The revenues from our current operations are not sufficient to support our operating costs and anticipated drilling programs. We will need substantial additional funds to:

•	effectuate our business plan;
•	fund the acquisition, exploration, development and production of oil and natural gas in the future;
•	fund future drilling programs; and
•	hire and retain key employees.

We may seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel drilling programs, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

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

As many of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

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

Our reserve estimates are subject to numerous uncertainties and may be inaccurate.

We currently have proved reserves in Texas. We rely on independent third party petroleum engineering firms to calculate reserve estimates. There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. In general, estimates of economically recoverable oil and gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability our products, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

Estimates of proved or unproved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history and production practices will result in variations in the estimated reserves and such variations could be material.

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

Our operations are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could negatively impact our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may negatively affect our ability to conduct business or increase our costs.  Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations.  These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

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

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.

The results of geophysical testing and geological analysis are subjective, and we cannot guarantee that the exploration and development activities we conduct based on positive analysis will produce oil or gas in commercial quantities or costs. As we perform developmental and exploratory activities, further data required for evaluation of our oil and gas interests will become available. The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties. The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil or gas in commercial quantities. Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

Because we are small and have limited access to additional capital, we may have to limit our exploration activity, which may result in a loss of investment.

We have a small asset base and limited access to additional capital. Accordingly, we must limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as our management would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and investors may lose their investment.

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

We rely on third parties to operate some of the assets in which we possess an interest. The success of our oil operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfills our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited.  Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

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

Risks Related to our Common Stock

The issuance of shares upon conversion of the senior secured convertible promissory notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

If the price per share of our common stock at the time of conversion of our senior secured convertible promissory notes, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of April 13, 2012, we had (i) outstanding senior secured convertible promissory notes which are convertible into an aggregate of 2,420,000 shares of our common stock at a conversion price of $0.50 per share, (ii) outstanding convertible promissory notes which are convertible into an aggregate of 2,750,000 shares of our common stock at a conversion price of $0.50 per share, and (iii) warrants to purchase up to 2,585,000 shares of our common stock at an exercise price of $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of our shares of common stock.

Our articles of incorporation allow us to issue 10,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Properties.

Our Facilities. We maintain our corporate offices for approximately $200 per month on a month to month basis.  We also maintain our operational offices for $1,500 per month on a month to month basis.  We believe our current office space and facilities are sufficient to meet our current and future needs.  We do not anticipate the need to secure additional space.

Further, we have the following interests in oil and gas properties as detailed below:

The Marcee 1 Interest. We own a 100% working interest in the Marcee 1 Tract, which is located on approximately 112 acres of land in Gonzalez County, Texas (“Marcee 1 Tract”).  We have recently completed a workover on the well to increase oil production.  We have discovered an abundance of gas being produced with the oil, which is currently being tested for saleable quality.  Provided the gas is of saleable quality, we expect this well should produce 7-8 barrels of oil per day and approximately 30 mcf of gas per day.

The Lozano Interest.  We own a 100% working interest in the Hector Lozano Tract, which is located on approximately 110 acres, located in Frio County, Texas (“Lozano Tract”). The Lozano Tract is a currently producing asset with three wells with proven reserves.  The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future.  All three wells are currently producing a total of 4-5 barrels of oil per day.  Historically these wells have produced a total of 10-12 barrels of oil per day.  We are planning a workover on the 3 wells which will include washing out the wells, reperforating the current zones as well as performing an acid job to the wells which we believe should return production to 10-12 barrels a day.

The Patriot Minerals Interests.  On January 28, 2011, we acquired certain oil and gas interests (“Patriot Interests”) from Patriot Minerals, LLC, a Texas limited liability company.   The Patriot Interests we acquired consist of certain undivided working interests including, but not limited to (i) the Welder lease in Duval County, TX; (ii) the Bailey Rogers and Fohn leases in Medina County, TX; (iii) the Walker Smith lease in Wilbarger County, TX; (iv) the Merrick Davis lease in Shackelford County, TX; and (v) the Crouch, Heady and Lane leases in Erath County, TX.

At the time of our acquisition of the Patriot Interests, all wells were shut in due to various factors including, but not limited to, bad weather and Patriot’s insufficient payment of operating expenses to maintain the Patriot Interests.  We have performed minor work on various wells and are in the process of developing plans with the working interest partners for workovers on wells on each of the leases.  We expect the workovers to be performed in 2012.  We expect we will have to expend significant capital to maintain the Patriot Interests.

The Gabriel and Rosser Interests.  We own an undivided 50.83% working interest and 39.131% revenue interest in as the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells, located in Bastrop County,  Texas (“Gabriel Interests”).  At the time of our acquisition of the Gabriel Interests, all wells were not producing. The Gabriel Interests comprise over 400 acres, with approximately 10 wells that were shut in. The Rosser #4 well was re-entered and re-equipped in March 2011 and production has commenced.  The Gabriel #4 well is currently producing water and we are currently investigating the causes of the water production.  The Gabriel #9 well was re-entered and re-equipped but has not been producing.  We are currently investigating the causes of Gabriel #9 well’s non-production.  Drilling on a new Gabriel #16 well to test an anticipated payzone in the Serpentine formation will require a second completion attempt in order to achieve potential production on this well.

The Mckenzie State Well Interests. We own 100% working interest in the McKenzie State Well No. 1, located in Pecos County, Texas, in exchange for an aggregate cash sum of $550,000 and 50,000 shares of our common stock.  The well is currently offline due to the discovery of a hole in the tubing and will require a minor work-over, which is scheduled to commence in the first half of 2012.  The faulty section will be pulled, replaced, and is expected to produce an estimated 8 - 10 bbl per day, which was its most recent production rate prior to developing the hole in the tubing. In addition to the production from this current zone, several additional horizons (which are productive in the area) have been identified in the McKenzie well, which could be tested and potentially produced in the future.

Company Reserve Estimates.

Our proved reserve information as of December 31, 2011 was estimated by Nova Resource, Inc. (“Nova”) and Mire and Associates, Inc. (“Mire”), independent petroleum engineers.  In accordance with SEC guidelines, Nova’s and Mire’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2011 through December 31, 2011, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at Nova and Mire are responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Michael Carey, our officer and director, acted as the liaison with the technical persons at Nova and Mire.

Reserve Technologies.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered.  If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate.  To achieve reasonable certainty, Nova and Mire employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data, well test data.

Oil and Gas Reserve Information. The following reserve quantities and future net cash flow information for our proved reserves located in the State of Texas in the United States have been estimated as of December 31, 2011.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Reserve Category	Oil (BBLS)	Natural Gas (MCF)	Present Worth at 10%
Proved
Developed:
United States - Texas	2,274	-	$63,599
Undeveloped:
United States - Texas	1,806	-	$16,089

Total Proved – December 31, 2010	4,080	-	$79,688
		-
Developed:
United States - Texas	29,802	46,536	$948,445
Undeveloped:
United States - Texas	8,528	2,870	$182,605

Total Proved – December 31, 2011	38,330	49,406	$1,131,050

Reserved Quantity	Oil (BBLS)	Natural Gas (MCF)
Balance, August 10, 2010	-	-
Purchases	4,204	-
Production	(124)	-
Balance, December 31, 2010	4,080	-

Purchases	35,560	49,948
Production	(1,310)	(542)
Balance, December 31, 2011	38,330	49,406

During the period from January 1, 2011 through December 31, 2011, the Company acquired an estimated 11,398 bbls of proved undeveloped net oil and gas reserves in place in connection with the Company’s purchase of the Lozano, Marcee and Patriot leases in Texas.  These properties are located in 7 (seven) fields in the following 6 (six) Texas counties: Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger None of the proved undeveloped oil reserves were converted during the period ended December 31, 2011 as the Company is reviewing the production performance and assessment of the remaining recoverable resources.  In addition, there were no proved undeveloped reserves over five (5) years.

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of December 31, 2011 was $96.19 per bbl of oil and $4.12 per MMbtu of natural gas. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Standardized Measure of Future Net Cash Flows:

	December 31, 2011	December 31, 2010
Future cash flows	$3,278,186	$231,430
Future production and development costs	(1,377,560)	(90,258)
Future income taxes	-	-
Future net cash flows before discount	1,900,626	141,172
10% discount to percent value	(769,576)	(61,484)
Standardized measure of discounted future net cash flows	$1,131,050	$79,688

Changes in the Standard Measure of Discounted Cash Flows:

	December 31, 2011	December 31, 2010
Standardized measure of discounted future net cash flows beginning of period	$79,688	-
Purchases of reserves in place	1,064,368
Extension and discoveries, net of future production and development costs	-	89,901
Sales of oil and gas produced, net of production costs	(31,497)	(10,213)
Accretion of discount	7,969	-
Revisions of previous quantity estimates	(68,859)	-
Net change in prices and production costs	26,611	-
Net change in income taxes	-	-
Changes in timing and other	52,770	-
Standardized measure of discounted future net cash flows end of period	$1,131,050	$79,688

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

Production.

For the year ended December 31, 2010, we only had production from our interest in the Lozano lease located in Frio County, Texas.  The Company produced approximately 124 barrels on a net basis.

For the year ended December 31, 2011, we had production from our Lozano, Marcee, McKinney and Patriot leases located in six Texas counties: Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger.  The Company produced approximately 1,310 barrels and 542 mcf on a net basis.

Drilling Activity. During the year ended December 31, 2011, we conducted drilling activity in Texas on a new Gabriel #16 well to test an anticipated payzone in the Serpentine formation.  We anticipate that the new well will require a second completion attempt in order to achieve potential production on the well.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Texas.

Gross and Net Productive Wells:

	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	88	11	2.5
	88	11	2.5

Gross and Net Developed Acreage:

	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	1,553	480	325	149
	1,553	480	325	149

Gross and Net Undeveloped Acreage:

	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	1,572	344	557	29
	1,572	344	557	29

Gross and Net Productive Wells:

	December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	3	2.25	-	-
	3	2.25	-	-

Gross and Net Developed Acreage:

	December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	110	83	-	-
	110	83	-	-

Gross and Net Undeveloped Acreage:

	August 10, 2010 (Inception) through December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	453	91	-	-
	453	91	-	-

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

Item 3.  Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common stock, par value $.001, has been quoted on the OTC Bulletin Board and OTCQB under the symbol “UAPC”.   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2011
First Quarter	$1.50	$0.22
Second Quarter	$1.05	0.80
Third Quarter	$0.95	0.85
Fourth Quarter	$0.85	0.40

	High ($)	Low ($)
Fiscal Year 2010
First Quarter	$0.03	$0.15
Second Quarter	$0.11	0.13
Third Quarter	$0.10	0.15
Fourth Quarter	$0.10	0.28

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

Holders.  On April 13, 2012, we had approximately 15 stockholders of record.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized For Issuance Under Equity Compensation Plans. As of December 31, 2011, we had no compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities.  During the year ended December 31, 2011, we had the following sales of unregistered securities:

In connection with the Merger Transaction and on December 31, 2010, we entered into a Note and Warrant Purchase Agreement (“Financing Agreement”) with one investor pursuant to which the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment.  Pursuant to the Financing Agreement, we issued the following Notes and Warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
December 31, 2010	$620,000	620,000
January 1, 2011	$150,000	150,000
March 9, 2011	$250,000	250,000
June 20, 2011	$75,000	75,000
June 30, 2011	$115,000	115,000

TOTAL	$1,210,000	1,210,000

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

On October 14, 2011, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an investor unrelated to the investor described above pursuant to which the investor agreed to lend up to $1,500,000 to us in multiple installments in exchange for a convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. Pursuant to the Financing Agreement, we issued the following Notes and Warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
October 13, 2011	$400,000	400,000
November 29, 2011	$550,000	550,000
December 19, 2011	$25,000	25,000

TOTAL	$975,000	975,000

The Purchase Agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements. The note and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On November 30, 2011, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with McKenzie Oil Corp. (“McKenzie”), pursuant to which we acquired one hundred percent (100%) of McKenzie’s working interest in what is designated as the McKenzie State Well No. 1, located in Pecos County, Texas, in exchange for an aggregate cash sum of Five Hundred Fifty Thousand Dollars ($550,000) and fifty thousand (50,000) shares of our common stock (the “Shares”).  The Shares were issued to McKenzie in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated pursuant to the Securities Act by the Securities and Exchange Commission.

Use of Proceeds of Registered Securities.  There were no sales of registered securities during the year ended December 31, 2011.

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

Purchases of Equity Securities.  None during the period covered by this Annual Report.

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

As of December 31, 2011, there were no outstanding employee stock options.

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

On October 15, 2010, United purchased the Lozano working interest from 4 Phoenix Oil and Gas, LLC (“Phoenix” or “Predecessor”). As a result of correspondence from the staff at the SEC, we have determined that Phoenix is our Predecessor thereby triggering predecessor accounting and financial statement presentation.  Predecessor company references herein relate to Phoenix. Successor company references herein are referring to consolidated information pertaining to the Company and its wholly owned subsidiaries.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) the Predecessor’s statement of operations, cash flows and changes in members’ equity for the period from January 1, 2010 to October 15, 2010 and (ii) our financial statements for the period of October 16, 2010 through December 31, 2011, together with notes thereto as included in this Annual Report on Form 10-K.

For the Predecessor’s period from January 1, 2010 through October 15, 2010.

Results of Operations.

Revenues.  The Predecessor had oil revenues of $39,800 for the Predecessor’s period from January 1, 2010 through October 15, 2010. Those revenues were generated from the Predecessor’s interest in the Lozano lease in Frio County, Texas.

Operating Expenses.  The Predecessor’s total operating costs and expenses for the Predecessor period from January 1, 2010 through October 15, 2010 were, $55,659, which was comprised of lease operating costs of $22,217, depletion expense of $13,665, accretion expense of $781 related to the Predecessor’s asset retirement obligation liability, and general and administrative expenses of $83,196.  Lease operating costs relate to operating costs associated with the Predecessor’s oil and gas properties.  General and administrative expenses relate to wages, corporate maintenance costs and administrative expenses associated with the Predecessor’s leases.

Net Loss.  For the Predecessor’s period from January 1, 2010 through October 15, 2010, the Predecessor’s net loss was $15,859.

For the Successor year ended December 31, 2011 as compared to the Successor period from October 16, 2010 through December 31, 2010.

Results of Operations.

Revenues.  We had total revenues of $356,540 for the year ended December 31, 2011. Those revenues were generated from oil sales of $139,692, gas sales of $1,670 and administrative income of $215,178. The oil sales were generated from our interest in the Lozano, McKinney, Walker Smith, Welder, Bailey Rogers and Fohn leases. Our natural gas sales of $1,670  resulted from our Crouch and Lane Heady leases. Our administrative income was a result of income derived from oil and gas administrative fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To implement our business plan during the next twelve months, we need to generate increased revenues from our oil and gas properties. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses.  For the year ended December 31, 2011, our total operating costs and expenses were $1,054,310, which is primarily comprised of lease operating costs of $109,865, depletion expense of $19,225, accretion expense of $2,592 related to our asset retirement obligation liability, and general and administrative expenses of $922,628.  By comparison, our total operating costs and expenses were $68,818 for the Successor period from October 16, 2010 through December 31, 2010, which was primarily comprised of lease operating costs of $4,020, depletion expense of $3,910, accretion expense of $207 related to its asset retirement obligation liability, general and administrative expenses of $60,681.  The increases in total operating costs and expenses from 2010 to 2011 was directly related to increases in production costs, wage related expenses and general administrative expenses for the Successor year ended December 31, 2011.  Our lease operating costs relate to operating costs associated with our oil and gas properties.  General and administrative expenses relate to wages, corporate maintenance costs and administrative expenses associated with our leases.

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Expenses.  For the year ended December 31, 2011, we accrued interest expense in the amount of $289,291 related to outstanding note payables and a loss on embedded derivatives of $96,280, as compared to accrued interest expense in the amount of $9,795 related to a $250,000 note payable for the Successor period from October 16, 2010 through December 31, 2010.

Net Loss.  For the year ended December 31, 2011, our net loss was $1,083,341, as compared to a net loss of $68,400 for the period from October 16, 2010 through December 31, 2010.  The significant increase in our net loss between the comparable periods was directly related to the increase in operating expenses and net other expense for the year ended December 31, 2011. We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Liquidity and Capital Resources.  As of December 31, 2011, our current assets were $814,894, which consisted of cash of $593,469, accounts receivable of $35,405, related party receivables of $25,718 and other receivable of $160,302. Our current assets of $814,894 together with our evaluated oil and gas properties of $528,336, net of accumulated depletion of $23,135, and our unevaluated oil and gas properties of $617,630, represent our total assets of 1,960,860 as of December 31, 2011.

On December 31, 2010, we entered into a credit facility with one investor, whereby the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The notes are due on December 31, 2013, or upon default, whichever is earlier, and bear interest at the annual rate of 10%. Pursuant to the credit facility, we issued the following notes and warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
December 31, 2010	$620,000	620,000
January 1, 2011	$150,000	150,000
March 9, 2011	$250,000	250,000
June 20, 2011	$75,000	75,000
June 30, 2011	$115,000	115,000

TOTAL	$1,210,000	1,210,000

The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On October 14, 2011, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor agreed to lend up to $1,500,000 to us in multiple installments in exchange for a convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. Pursuant to the credit facility, we issued the following notes and warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
October 13, 2011	$400,000	400,000
November 29, 2011	$550,000	550,000
December 19, 2011	$25,000	25,000

TOTAL	$975,000	975,000

The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On November 30, 2011, we acquired one hundred percent (100%) of McKenzie’s working interest in the McKenzie State Well No. 1, located in Pecos County, Texas, in exchange for $550,000 and 50,000 shares of our common stock.

As of December 31, 2011, we had current liabilities in the amount of $648,853, of which $217,702 were represented by accounts payable and accrued expenses and a $431,151 payable.  As of December 31, 2011 we had long-term liabilities of $623,003 related to our convertible note net of discount, an embedded derivative liability of $1,138,989 and an asset retirement obligation of $37,955.

We had no other liabilities and no other long term commitments or contingencies as of December 31, 2011.

As of December 31, 2011, we had cash of $593,469. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. If we do not raise additional capital, then we may not be able to conduct oil and gas exploration and development activities and expand our operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts with respect to our properties.

During 2012, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) expected expenses related to the exploration and development of our properties; (iii) expected expenses related to repair and maintenance costs on wells that are currently producing and (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In order to implement our business plan in the manner we envision, we need to raise additional capital. We cannot guarantee that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guarantee that additional funding will be available on favorable terms.

We are in the exploration stage, have limited revenue and have incurred a net loss of $1,151,741 since October 16, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  Our management is implementing plans to sustain our cash flow from operating activities and/or acquire additional capital funding (see Note 1).   No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements at December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United American Petroleum Corp.
Austin, Texas

We have audited the accompanying consolidated balance sheets of United American Petroleum Corp. and its subsidiaries (the “Company” or “Successor”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for year ended December 31, 2011 and the period from October 16, 2010 through December 31, 2010.  We have also audited the accompanying statements of operations, changes in members’ equity and cash flows of 4 Phoenix Oil & Gas, LLC  (“Predecessor”) for the period from January 1, 2010 through October 15, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows year ended December 31, 2011 and for the period from October 16, 2010 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2010 through October 15, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 16, 2012

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	SUCCESSOR	SUCCESSOR
	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS

CURRENT ASSET
Cash	$593,469	$557,344
Accounts receivable	35,405	3,570
Related party receivables	25,718	-
Other receivable	160,302	-
Total current assets	814,894	560,914

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $23,135 and $3,910
as of December 31, 2011 and 2010, respectively	528,336	81,328
Unevaluated	617,630	205,433

TOTAL ASSETS	$1,960,860	$847,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	217,702	155,323
Related party payable	-	25,000
Note payable - related party	-	50,000
Note payable	-	250,000
Other payable	431,151	-
Total current liabilities	648,853	480,323

Accrued interest	141,255	20,925
Convertible note payable, net of discount of $1,561,997 and $165,932 as of December 31, 2011 and 2010, respectively	623,003	454,068
Embedded derivative liability	1,138,989	165,932
Asset retirement obligation	56,012	15,465
TOTAL LIABILITIES	2,608,112	1,136,713

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized,47,250,000 shares issued and 44,000,000 and 43,950,000 shares outstanding, respectively	44,000	43,950
Additional paid-in capital	487,739	(237,338)
Accumulated deficit	(1,178,991)	(95,650)
Total stockholders' deficit	(647,252)	(289,038)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,960,860	$847,675

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011, THE PERIOD FROM OCTOBER 16, 2010 THROUGH DECEMBER 31, 2010
AND PREDECESSOR STATEMENT OF OPERATIONS FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH OCTOBER 15, 2010

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	FOR THE YEAR ENDED	OCTOBER 16, 2010 THROUGH	JANUARY 1, 2010 THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	OCTOBER 15, 2010

REVENUE
Oil sales	$139,692	$10,213	$39,800
Gas sales	1,670	-	-
Well operator income	215,178	-	-
TOTAL REVENUE	356,540	10,213	39,800

OPERATING EXPENSES (INCOME)
Lease operating expenses	109,865	4,020	22,217
Accretion expense	2,592	207	781
Depletion expense	19,225	3,910	13,665
Gain on sale of property and equipment	-	-	(64,200)
General and administrative	922,628	60,681	83,196
TOTAL OPERATING EXPENSES	1,054,310	68,818	55,659

NET LOSS BEFORE OTHER EXPENSE	(697,770)	(58,605)	(15,859)

OTHER INCOME (EXPENSE)
Interest Expense	(289,291)	(9,795)	-
Loss on embedded derivatives	(96,280)	-	-
Total other expense	(385,571)	(9,795)	-

NET INCOME (LOSS)	$(1,083,341)	$(68,400)	$(15,859)

INCOME (LOSS) PER SHARE - BASIC	(0.02)	(0.00)	NA

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	43,954,258	37,026,923	N/A

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH OCTOBER 15, 2010
PREDECESSOR

			Members’
	Member A	Member B	Equity

Balance, December 31, 2009	38,625	38,624	77,249

Withdrawals	(21,250)	(21,250)	(42,500)

Share of net loss	(7,929)	(7,930)	(15,859)

Balance, October 15, 2010	$9,446	$9,444	$18,890

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 16, 2010 THROUGH DECEMBER 31, 2010 AND THE YEAR ENDED DECEMBER 31, 2011
SUCCESSOR

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance, October 16, 2010	15,750,000	$15,750	$-	$(27,250)	$(11,500)

Recapitalization	31,500,000	31,500	(198,088)	-	(166,588)

Cancellation of shares issued	(750,000)	(750)	(39,250)	-	(40,000)

Cancellation of shares issued	(2,550,000)	(2,550)	-	-	(2,550)

Net loss for the period	-	-	-	(68,400)	(68,400)

Balance - December 31, 2010	43,950,000	$43,950	$(237,338)	$(95,650)	$(289,038)

Discount on convertible notes	-	-	684,627	-	684,627

Shares issued for oil and gas property	50,000	50	40,450	-	40,500

Net loss for the period	-	-	-	(1,083,341)	(1,083,341)

Balance - December 31, 2011	44,000,000	$44,000	$487,739	$(1,178,991)	$(647,252)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	YEAR ENDED	OCTOBER 16, 2010 THROUGH	JANUARY 1, 2010 THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	OCTOBER 15, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,083,341)	$(68,400)	$(15,859)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation expense	-	-	1,383
Depletion expense	19,225	3,910	13,665
Accretion expense	2,592	207	781
Gain on sale of fixed assets	-	-	(64,200)
Amortization of debt discount	168,935	-	-
Loss on embedded derivatives	96,280	-	-

Change in assets and liabilities
Accounts receivable	(31,835)	(3,570)	1,891
Other assets	-	-	(25,000)
Related party receivable	(44,362)	-	-
Other receivable	(141,658)	-	-
Accounts payable and accrued expenses	(26,192)	7,220	34,379
Accrued interest	120,330	-	-
Other payable	431,151	-	-
Net cash (used in) operating activities	(488,875)	(60,633)	(52,960)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	-	(45,500)
Sale of fixed assets	-	-	64,200
Earnest deposit received for working interest	-	-	75,000
Acquisition of oil and gas properties	(715,000)	(2,623)	-
Net cash used in investing activities	(715,000)	(2,623)	93,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to members'	-	-	(42,500)
Cash assumed from reverse merger	-	600	-
Proceeds from convertible notes	1,565,000	620,000	-
Payment of note payable	(250,000)	-	-
Payment of related party payable	(25,000)	-	-
Payment of related party notes payable	(50,000)	-	-
Net cash provided by financing activities	1,240,000	620,600	(42,500)

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,125	557,344	(1,760)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,344	-	10,862

CASH AND CASH EQUIVALENTS - END OF PERIOD	$593,469	$557,344	$9,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

NON CASH TRANSACTIONS:
Asset retirement liability incurred	$37,955	$-	$-
Stock repurchase and cancellation	$-	$40,000	$-
Common stock issued for oil and gas property	$40,500	$-	$-
Acquisition of oil and gas properties with payables	$84,975	$-	$-
Discount from derivative liabilities	$880,373	$-	$-
Discount to additional paid-in capital from relative fair value of warrants	$684,627	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

 1.           Nature of Operations and Basis of Presentation

Nature of Operations

4 Phoenix Oil & Gas, LLC, a limited liability company, was formed under the laws of the state of Texas on October 19, 2009 (“Predecessor”).   On August 10, 2010, we formed United American Petroleum Corp. a Company incorporated under the laws of the state of Nevada.  United American Petroleum Corp.’s principal business is the acquisition and management of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.  In these notes, the terms “United,” “Company,” “we,” “us,” “successor," or “our” mean United American Petroleum Corp.

On October 15, 2010, United American Petroleum Corp. purchased the Lozano and Marcee working interests from 4 Phoenix Oil and Gas, LLC, triggering predecessor accounting and financial statement presentation.

Successor company references herein are referring to consolidated information pertaining to United American Petroleum Corp. and our wholly owned subsidiaries.

Predecessor company references herein relate to 4 Phoenix Oil & Gas, LLC a former working interest owner of the Lozano lease.

On December 31, 2010, the Company entered into a Plan of Merger (the “Merger”) with Forgehouse, Inc. and their newly formed wholly-owned subsidiary United PC Acquisition Corp. Following the closing and pursuant to the Plan of Merger, effective as of December 31, 2010, the Company merged with and into United PC Acquisition Corp. with the Company surviving (the “Reverse Merger”). The Company, as a wholly-owned subsidiary of Forgehouse, Inc. was then merged with and into Forgehouse, Inc. and Forgehouse, Inc. changed its name to United American Petroleum Corp. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of United American Petroleum Corp.

On January 13, 2011, the Company formed a wholly owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Rosser, LP (see Note 8).

On January 13, 2011, the Company formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating and managing the various interests acquired from Patriot Minerals, LLC (see Note 8).

Basis of Presentation – Predecessor

We acquired the Lozano working interest from 4 Phoenix Oil & Gas, LLC (our predecessor company) and at the time of the acquisition, we had minimal assets and no operations.  Accordingly, we have included the predecessor financial statements of Phoenix in the accompanying financial statements for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include United American Petroleum Corp. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP"). We made certain reclassifications to prior-period amounts to conform to the current presentation.

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Fair Value of Financial Instruments

The Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments.

Concentration of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended December 31, 2011 and 2010, respectively.

Revenue Recognition- Oil and Gas

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at December 31, 2011 and December 31, 2010, was immaterial.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2.   Summary of Significant Accounting Policies (Continued)

Revenue Recognition – Administrative Income

The Company will record revenue for administrative income in accordance with ASC 605. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Determination of criteria (3) and (4) will be based on management's judgments regarding the fixed nature of the selling prices of the services performed and the collectability of those amounts.

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2.    Summary of Significant Accounting Policies (Continued)

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

As of December 31, 2011, there were no outstanding employee stock options.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2.    Summary of Significant Accounting Policies (Continued)

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.
The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation Period
Furniture and Fixtures	5 Years
Automobiles	5 Years
Equipment	10 Years

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2012 and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, consolidated financial position or cash flow.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.            Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.            Related Party Receivable

As of December 31, 2011, the Company had a related party receivable in the amount of $25,718 due from two Companies with working interest amounts payable.  Our directors are also officers in these two Companies.

5.            Embedded Derivative Liabilities

Conversion Option Liability

As described in Note 13, the Company issued a convertible note with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See Note 7 for a reconciliation of the changes in fair value of the Company’s embedded derivative.

December 31, 2010 Convertible Note Installments (First Financing)

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

5.   Embedded Derivative Liabilities (Continued)

On June 30, 2011, the Company determined a fair value of $142,246 for the conversion option liability for the fifth installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 103.96%, risk free rate of 0.81% and an expected term of approximately 3 years.

On December 31, 2011, the Company determined a fair value of $583,319 for the conversion option liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 102.66%, risk free rate of 0.45% and an expected term of approximately 2 years.

October 14, 2011 Convertible Note Installments (Second Financing)

On October 14, 2011, the Company determined a fair value of $504,896 for the conversion option liability for the first installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 109.29%, risk free rate of 0.24% and an expected term of approximately 3 years.

On November 29, 2011, the Company determined a fair value of $655,150 for the conversion option liability for the second installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 108.60%, risk free rate of 0.75% and an expected term of approximately 3 years.

On December 19, 2011, the Company determined a fair value of $29,690 for the conversion option liability for the third installment of the convertible notes using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 107.94%, risk free rate of 0.75 % and an expected term of approximately 3 years.

As of December 31, 2011, the Company determined a fair value of $555,670 for the conversion option liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 105.15%, risk free rate of 0.75% and an expected term of approximately 2.75 years.

Based upon the decrease in the fair value of the conversion option liability, the Company recognized a non-cash gain included in other expense of $1,115,403 for the year ended December 31, 2011.

6.           Detachable Warrants

As described in Note 13, the Company issued a convertible note with detachable warrants. The Company accounted for these detachable warrants in accordance with ASC 470-20, which requires that the Company calculate the relative fair value of the warrants at the grant date to additional paid-in capital. The Company amortizes the debt discount associated with the warrants over the life of the convertible notes using the effective interest method.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

6.           Detachable Warrants (Continued)

December 31, 2010 – Convertible Note Installments (First Financing)

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

October 14, 2011 – Convertible Note Installments (Second Financing)

On October 14, 2011, the Company determined a relative fair value of $157,388 for the detachable warrants for the first installment of the convertible notes. In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 108.61%, risk free rate of 1.12% and an expected term of approximately 5 years.

On November 29, 2011, the Company determined a relative fair value of $209,317 for the detachable warrants for the second installment of the convertible notes. In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 109.19%, risk free rate of .93% and an expected term of approximately 5 years.

On December 19, 2011, the Company determined a relative fair value of $13,788 for the detachable warrants for the third installment of the convertible notes. In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 109.32%, risk free rate of .82% and an expected term of approximately 5 years.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

7.    Fair Value

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	1,138,989	-	-	1,138,989

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2011	$116,905

Initial recognition of debt derivative from issuance of January 20, 2011, $150,000 convertible note	333,652

Initial recognition of debt derivative from issuance of March 9, 2011, $250,000 convertible note	376,698

Initial recognition of debt derivative from issuance of June 20, 2011, $75,000 convertible note	95,155

Initial recognition of debt derivative from issuance of June 30, 2011, $115,000 convertible note	142,246

Initial recognition of debt derivative from issuance of October 14, 2011, $400,000 convertible note	504,896

Initial recognition of debt derivative from issuance of November 29, 2011, $550,000 convertible note	655,150

Initial recognition of debt derivative from issuance of December 19, 2011, $25,000 convertible note	29,690

Decrease in fair value of debt derivative	(1,115,403)

Ending balance as of December 31, 2011	$1,138,989

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

7.   Fair Value (Continued)

During the year ended December 31, 2011, the loss on embedded derivatives of $96,280 in the consolidated statement of operations consisted of a gain on the change in fair value of $1,115,403 noted above and a loss of $1,211,683 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

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

8.    Oil and Gas Properties

Predecessor
On October 19, 2009, the Company’s founders contributed proved oil and gas properties valued at $68,134.  These properties were received by our Companies’ founders as consideration for their services in brokering the sale of the 75% interest to Alamo Energy, Inc. on behalf of an unrelated third party.  As a result of the consideration, we own a twenty-five percent (25%) working interest in the Lozano lease, which is a currently producing asset with three wells.  The property was valued based upon the Company’s future net revenues in the wells discounted at a present value of 10%.  The Lozano lease covers approximately 110 gross acres and is located in Frio County, Texas.   The Company also owns a one hundred percent interest (100%) working interest in the Marcee lease located in Gonzales County Texas.  The Marcee lease contains one well and was being developed for production as of October 15, 2010.  In conjunction with the contribution, we recorded an asset retirement obligation of $14,705.  See Note 10.

Successor

On October 15, 2010, the Company paid $250,000 to acquire oil, gas and mineral leases on the Lozano and Marcee properties. As a result of the asset purchase, we own a twenty-five percent (25%) working interest in the Lozano lease, which is a currently producing asset with three wells. The Lozano lease covers approximately 110 gross acres and is located in Frio County, Texas.  The Company has a one hundred percent interest (100%) working interest in the Marcee lease located in Gonzales County Texas. The Marcee lease contains one well, is being developed for production and has proved reserves.

As part of the Reverse Merger, the Company acquired an oil and gas lease in Anchorage, Alaska. Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable; however, pre-production activities, such as a multi-phase exploration program of trenching, sampling, geophysical surveys and test drilling have commenced.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
8.           Oil and Gas Properties

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase and sale agreement with Patriot Minerals, LLC, a Texas limited liability company for a $5,000 payment to a consultant. The Purchase Agreement provides, among other things, that United American Petroleum Corp. shall purchase multiple undivided working interests to certain existing wells and to certain leases located in Texas. In connection with the Purchase Agreement, United American Petroleum Corp. formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating the various interests set forth in the Purchase Agreement. The properties purchased from Patriot Minerals by United American Petroleum Corp. are producing at December 31, 2011. The Company is currently undergoing various reserve studies to assess potential production and to continue the development of the wells purchased.

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase, sale and participation agreement with Gabriel Rosser, LP (“Gabriel”). The purchase agreement provides that the Company shall purchase Gabriel's undivided 50.83% working interest and 39.131% revenue interest in the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells in exchange for consideration of $10 and the assumed and paid $84,975 of liabilities, which were owed to certain vendors of Gabriel. The properties purchased from Gabriel Rosser, LP by United American Petroleum Corp. are unevaluated and non-producing as of December 31, 2011, and the Company is currently undergoing various reserve studies to assess potential production and develop the wells purchased.

On November 4, 2011, United American Petroleum Corp. entered into and closed an Agreement with Alamo Energy Corp., a Nevada corporation pursuant to which United American acquired a 75% working interest in an oil and gas lease totaling approximately 110 gross acres located in Frio County, Texas and all wellbores and personal property related thereto for the total purchase price of $160,000. The Company currently has a 100% working interest in the Lozano lease, which is a producing property with three wells.

On November 30, 2011, the Company entered into and closed an agreement with McKenzie Oil Corp. pursuant to which United American acquired a 100% working interest in what is designated as the McKenzie State Well No. 1, located in Pecos County, Texas, in exchange for an aggregate cash sum of $550,000 and 50,000 shares of the Company’s common stock valued at $40,500. The McKenzie well currently has one producing well valued at $80,655. The remaining wells are classified as unproved.

Presented below are unaudited pro-forma consolidated statements of operations for the year ended December 31, 2011, when considering the operating results of the Lozano and McKenzie working interest if acquired on October 15, 2010.

	United American Petroleum Corp.	Lozano	Pro Forma Combined
Oil Sales	$10,213	40,171	$ 50,384

Net income (loss)	(95,650)	17,760	(77,890)

Net income (loss) per share basic and diluted			$ 0.00

Weighted average number of shares			37,026,923

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

8.   Oil and Gas Properties (Continued)

Presented below are unaudited pro-forma consolidated statements of operations for the year ended December 31, 2011, when considering the operating results of the Lozano and McKenzie working interest if acquired on January 1, 2011.

	United American Petroleum Corp.		Lozano	McKenzie	Pro Forma Combined
Oil Sales		$139,692	80,819	67,101	$287,612

Net income (loss)		(1,083,341)	47,463	(168,277)	(1,204,155)

Net income (loss) per share basic and diluted	$				$(0.03)

Weighted average number of shares					43,954,258

9.            Related Party Payable

As part of the Reverse Merger, the Company assumed a related party payable owed to an individual who is a shareholder of the Company.  The related party payable was fully paid in December 2011.

10.          Note Payable – Related Party

As part of the Reverse Merger, the Company assumed two notes payable owed to an individual who is a shareholder of the Company. The notes payable are unsecured and each has a face value of $25,000 with a fixed interest rate of 10% per annum. The notes payable are due on demand and were fully paid in January 2011.

11.          Note Payable

On August 10, 2010, the Company issued a promissory note to an individual in the amount of $250,000. The note matures on August 10, 2011 and is subject to an annual interest of 10%. The note was fully paid in January 2011.

12.         Other Payable

As of December 31, 2011, United Operating, LLC received cash in the amount of $431,151 to perform work on behalf of various working interest owners including repairs, drilling and production related costs.

13.         Convertible Note Payable

Credit Facility – December 31, 2010

On December 31, 2010, the Company entered into a credit facility with one investor pursuant to which the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The credit facility provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements. The notes mature on December 31, 2013, or upon default, whichever is earlier and bear interest at an annual rate of 10%.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13.    Convertible Note Payable (Continued)

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

Credit Facility – October 14, 2011

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

The first installment of $400,000 was delivered on October 14, 2011 and we issued 400,000 warrants in connection with the first installment.

The second installment of $550,000 was delivered on November 29, 2011 and we issued 550,000 warrants in connection with the second installment.

The third installment of $25,000 was delivered on December 19, 2011 and we issued 25,000 warrants in connection with the third installment.

Using a pro rata contribution, the Company allocated the proceeds of the January 20, 2011, March 9, 2011, June 20, 2011, June 30, 2011, October 14, 2011, November 29, 2011 and December 19, 2011 first to the relative fair value of the warrants and the remainder to the fair value of the embedded derivative on the date of grant as follows:

	January 20, 2011 Note	March 9, 2011 Note	June 20, 2011 Note	June 30, 2011 Note	October 14, 2011 Note	November 29, 2011 Note	December 19, 2011 Note	Total

Total Proceeds	$150,000	$250,000	$75,000	$115,000	$400,000	$550,000	$25,000	$1,565,000

Allocated to:

Conversion Option Liability	333,652	376,698	95,155	142,246	504,896	665,150	29,690	2,254,392

Relative Fair Value of Warrants	78,062	106,132	29,276	45,233	157,388	209,317	13,788	639,196
	411,714	482,830	124,431	187,479	662,284	864,467	43,478	2,1,37,487
Debt Discount	(150,000)	(250,000)	(75,000)	(115,000)	(400,000)	(550,000)	(25,000)	(1,565,000)

Loss on debt derivative	$261,714	$232,830	$49,431	$72,479	$262,284	$314,467	$18,478	$1,211,683

During the year ended December 31, 2011, the Company amortized $168,935 of the debt discounts resulting from the transactions above to interest expense.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

14.          Asset Retirement Obligation

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

       Successor

	Year ended December 31, 2011	October 16, 2010 through December 31, 2010
Beginning of the period	$15,465	$-
Liabilities incurred	37,955	15,258
Accretion expense	2,592	207
Balance at end of the period	$56,012	$15,465

15.          Equity

Predecessor – Members’ Equity

From the period from January 1, 2010 through October 15, 2010, the Members’ made withdrawals in the amount of $42,500.

Successor

On August 10, 2010 the Company issued 750,000 shares of common stock to the Company’s founder at a value of $500 ($.001 per share) for services rendered, which included preparing the articles of incorporation and identifying strategic business partners.

On October 15, 2010, the Company issued 7,500,000 shares to retain the services of a Chief Executive Officer at a value of $7,500 ($.001 per share).  The Company has expensed these shares in full for services performed for the acquisitions of the oil and gas properties.

On December 27, 2010 the Company repurchased and cancelled 750,000 shares of common stock from a former director for $40,000 which is included in accounts payable and accrued liabilities in the balance sheet.

On December 31, 2010, the Company cancelled 2,550,000 shares of common stock received from a director of the Company for $0.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

15.         Equity (Continued)

On November 29, 2011, the Company issued 50,000 shares of common stock as consideration for the McKenzie working interest for $40,500 (0.81 per share).

As of December 31, 2011, the Company has 44,000,000 shares of common stock issued and outstanding.

16.          Warrants

Warrant Activity

As described in Note 9, the Company issued a convertible note with detachable warrants.  A summary of warrant activity for the period from December 31, 2010 through December 31, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2010	620,000	$1.00	5 years
Issued	1,565,000	$1.00	5 years
Exercised	-	-	-
Outstanding December 31, 2011	2,185,000	$1.00	4.45 years
Exercisable, December 31, 2011	2,185,000	$1.00	4.45 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	4,370,000
Warrants	2,185,000
Reserved shares at December 31, 2011	6,555,000

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

17.   Income taxes

As of December 31, 2011, our deferred tax asset amounting to $335,813 primarily related to our net operating losses of $1,099,282.  A 100% valuation allowance has been established using an effective tax rate of 35% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

18.          Supplemental Oil and Gas Reserve Information (Unaudited)

Company Reserve Estimates.

Our proved reserve information as of December 31, 2011 was estimated by Nova Resource, Inc. (“Nova”) and Mire and Associates, Inc. (“Mire”), independent petroleum engineers.  In accordance with SEC guidelines, Nova’s and Mire’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2011 through December 31, 2011, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at Nova and Mire are responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Michael Carey, our officer and director, acted as the liaison with the technical persons at Nova and Mire.

Reserve Technologies. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. To achieve reasonable certainty, Nova and Mire employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data, well test data.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

18.          Supplemental Oil and Gas Reserve Information (Continued)

Oil and Gas Reserve Information. The following reserve quantities and future net cash flow information for our proved reserves located in the State of Texas in the United States have been estimated as of December 31, 2011.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Reserve Category	Oil (BBLS)	Natural Gas (MCF)	Present Worth at 10%
Proved
Developed:
United States - Texas	2,274	-	$63,599
Undeveloped:
United States - Texas	1,806	-	$16,089

Total Proved – December 31, 2010	4,080	-	$79,688
		-
Developed:
United States - Texas	29,802	46,536	$948,445
Undeveloped:
United States - Texas	8,528	2,870	$182,605

Total Proved – December 31, 2011	38,330	49,406	$1,131,050

Reserved Quantity	Oil (BBLS)	Natural Gas (MCF)
Balance, August 10, 2010	-	-
Purchases	4,204	-
Production	(124)	-
Balance, December 31, 2010	4,080	-

Purchases	35,560	49,948
Production	(1,310)	(542)
Balance, December 31, 2011	38,330	49,406

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

18.          Supplemental Oil and Gas Reserve Information (Continued)

During the period from January 1, 2011 through December 31, 2011, the Company acquired an estimated 11,398 bbls of proved undeveloped net oil and gas reserves in place in connection with the Company’s purchase of the Lozano, Marcee and Patriot leases in Texas.  These properties are located in 7 (seven) fields in the following 6 (six) Texas counties: Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger None of the proved undeveloped oil reserves were converted during the period ended December 31, 2011 as the Company is reviewing the production performance and assessment of the remaining recoverable resources.  In addition, there were no proved undeveloped reserves over five (5) years.

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of December 31, 2011 was $96.19 per bbl of oil and $4.12 per MMbtu of natural gas. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Standardized Measure of Future Net Cash Flows:

	December 31, 2011	December 31, 2010
Future cash flows	$3,278,186	$231,430
Future production and development costs	(1,377,560)	(90,258)
Future income taxes	-	-
Future net cash flows before discount	1,900,626	141,172
10% discount to percent value	(769,576)	(61,484)
Standardized measure of discounted future net cash flows	$1,131,050	$79,688

Changes in the Standard Measure of Discounted Cash Flows:

	December 31, 2011	December 31, 2010
Standardized measure of discounted future net cash flows beginning of period	$79,688	-
Purchases of reserves in place	1,064,368
Extension and discoveries, net of future production and development costs	-	89,901
Sales of oil and gas produced, net of production costs	(31,497)	(10,213)
Accretion of discount	7,969	-
Revisions of previous quantity estimates	(68,859)	-
Net change in prices and production costs	26,611	-
Net change in income taxes	-	-
Changes in timing and other	52,770	-
Standardized measure of discounted future net cash flows end of period	$1,131,050	$79,688

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

18.           Supplemental Oil and Gas Reserve Information (Continued)

Production.

For the year ended December 31, 2010, we only had production from our interest in the Lozano lease located in Frio County, Texas.  The Company produced approximately 124 barrels on a net basis.

For the year ended December 31, 2011, we had production from our Lozano, Marcee, McKinney and Patriot leases located in six Texas counties: Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger.  The Company produced approximately 1,310 barrels and 542 mcf on a net basis.

Drilling Activity. During the year ended December 31, 2011, we conducted drilling activity in Texas on a new Gabriel #16 well to test an anticipated payzone in the Serpentine formation.  We anticipate that the new well will require a second completion attempt in order to achieve potential production on the well.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Texas.

Gross and Net Productive Wells:

	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	88	11	2.5
	88	11	2.5

Gross and Net Developed Acreage:

	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	1,553	480	325	149
	1,553	480	325	149

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

18.           Supplemental Oil and Gas Reserve Information (Continued)

Gross and Net Undeveloped Acreage:

	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	1,572	344	557	29
	1,572	344	557	29

Gross and Net Productive Wells:

	December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	3	2.25	-	-
	3	2.25	-	-

Gross and Net Developed Acreage:

	December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	110	83	-	-
	110	83	-	-

Gross and Net Undeveloped Acreage:

	August 10, 2010 (Inception) through December 31, 2010
	Oil		Gas
	Gross	Net	Gross	Net
United States -
Texas	453	91	-	-
	453	91	-	-

19.          Subsequent Events.

On April 13, 2012, the Company received a notice of conversion from an investor to convert their convertible note in the amount of $620,000 dated December 31, 2010 for 1,240,000 shares (.50 per share).

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2011.

Annual report on internal control over financial reporting.

Mr. Michael Carey, our Principal Executive and Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Principal Executive and Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive and Financial Officer believes that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

●
Deficiencies in Segregation of Duties.  Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●
Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2011.

●
Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Michael Carey	31	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Director
Ryan Hudson	35	Chief Operating Officer, Secretary, Director

Michael Carey.  Michael Carey was appointed as our Chief Executive Officer, President and a Director in December 2010 and was appointed as our Chief Financial Officer and Treasurer in February 2012.  From October 15, 2010 to December 31, 2010, the date the Merger Transaction closed, Mr. Carey was the Chief Executive Officer of United.  Prior to joining United, Mr. Carey previously worked for Trius Operations, LLC, and 4 Phoenix Oil & Gas LLC, doing business as Phoenix Oil & Gas LLC. From 2002 to 2004, Mr. Carey served as senior vice president at Richman Oil. Mr. Carey also previously served as junior vice president for CKG Energy.  Mr. Carey is not an officer or director of any other reporting company.

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

Director Independence. Our directors are not deemed independent as they also hold positions as officers.

Item 11. Executive Compensation.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers for the fiscal years ending December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Carey, Chief Executive Officer, President	2011	77,704	None	None	None	None	None	None	77,704
	2010	None	None	None	None	None	None	None	None
Ryan Hudson, Chief Operating Officer, Secretary	2011	76,954	None	None	None	None	None	None	76,954
	2010	None	None	None	None	None	None	None	None
Christian Negri, Former Treasurer*	2011	59,538	None	None	None	None	None	None	59,538
	2010	9,500	None	None	None	None	None	None	9,500
*On December 31, 2010, Christian Negri resigned his positions as President and Secretary.  On February 28, 2012, Christian Negri resigned his positions as Treasurer and a Director.

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

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  As of December 31, 2011, our directors are not paid any compensation for their service as directors. They are nevertheless reimbursed for their reasonable expenses incurred upon presentation of the appropriate documentary evidence.

Outstanding Equity Awards.  As of December 31, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights Not Vested
Michael Carey Chief Executive Officer, President, Director	0	0	0	0	0	0	0	0	0
Ryan Hudson Chief Operating Officer, Secretary, Director	0	0	0	0	0	0	0	0	0
Christian Negri Former Treasurer, Director*	0	0	0	0	0	0	0	0	0
* On February 28, 2012, Christian Negri resigned his positions as Treasurer and a Director.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2011.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Carey	0	0	0	0	0	0	0
Ryan Hudson	0	0	0	0	0	0	0
Christian Negri*	0	0	0	0	0	0	0
*   On February 28, 2012, Christian Negri resigned his positions as Treasurer and a Director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2012, by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) all of our   directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Michael Carey 9600 Great Hills Trail, Suite 150W Austin, TX 78759	7,500,000 shares (2) Chief Executive Officer, President and director	17.05%
Common Stock	Ryan Hudson 9600 Great Hills Trail, Suite 150W Austin, TX 78759	7,500,000 shares (3) Chief Operating Officer, Secretary and director	17.05%
Common Stock	Mighty Falcon Ltd (4) Room 1004, Harvest Building 29-37 Wing Kut Street Central K3, Hong Kong	6,950,000 shares	15.80%
Common Stock	All directors and named executive officers as a group	15,000,000 shares	34.09%

(1)	Percentage of beneficial ownership of our common stock is based on 44,000,000 shares of common stock outstanding as of the date of the table.
(2)	Includes 2,500,000 shares which are subject to the Stock Vesting Agreement dated December 31, 2010.
(3)	Includes 2,500,000 shares which are subject to the Stock Vesting Agreement dated December 31, 2010.
(4)	Bill Cheung holds voting and dispositive power over the shares of Mighty Falcon Ltd.

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

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

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

As of December 31, 2011, we had a related party receivable in the amount of $25,718 due from two companies with working interest amounts payable.  Our directors are also officers in these two companies.

Michael Carey, our Chief Executive Officer and President, and Ryan Hudson, our Chief Operating Officer and Secretary,  are members of 4 Phoenix Oil and Gas, LLC (“Phoenix”), which pays for fuel, meals, and other onsite location expenses, and field equipment to facilitate field activities. The Company reimburses Phoenix for such expenses and services on an ongoing basis.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence.  We do not have any independent directors.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2011 (including the Predecessor period ended October 15, 2010) and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $40,000 and $10,000 respectively.

Audit-Related Fees. For the fiscal years ended December 31, 2011 (including the Predecessor period ended October 15, 2010) and 2010, our principal accountants did not render any services reasonably related to the performance of the audit or review of our financial statements.  For the fiscal year ended December 31, 2011 and 2010, respectively, we were billed a total of $0 and $4,000 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2011 and 2010, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

2.4	Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010. (1)
2.5	Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp. (1)
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

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp.(1)
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (1)
4.1	Form of Registration Rights Agreement. (1)
4.2	Form of Registration Rights Agreement. (3)
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).
10.2	Form of Note and Warrant Purchase Agreement. (1)
10.3	Form of Senior Secured Convertible Promissory Note. (1)
10.4	Form of Warrant. (1)
10.5	Form of Security Agreement. (1)
10.6	Stock Cancellation Agreement by and among the Company and Christian Negri, dated as of December 31, 2010. (1)
10.7	Stock Vesting Agreement by and among the Company and Michael Carey, dated as of December 31, 2010. (1)
10.8	Stock Vesting Agreement by and among the Company and Ryan Hudson, dated as of December 31, 2010. (1)
10.9	Form of Lock-Up Agreement. (1)
10.10	Employment Agreement of Michael Carey. (1)
10.11	Employment Agreement of Ryan Hudson. (1)
10.12	Purchase Agreement by and between the Registrant and Patriot Minerals, LLC, dated January 28, 2011. (2)
10.13	Sale and Participation Agreements by and between the Registrant and Gabriel Rosser, LP, dated January 28, 2011. (2)
10.14	Form of Note and Warrant Purchase Agreement. (3)
10.15	Form of Convertible Promissory Note. (3)
10.16	Form of Warrant. (3)
10.17	Purchase and Sale Agreement by and between the Registrant and Alamo Energy Corp. dated October 28, 2011. (4)
10.18	Purchase and Sale Agreement by and between the Registrant and McKenzie Corp. dated November 30, 2011. (5)
21	List of Subsidiaries (6)
23.1	Consent of Nova Resources, Inc. (6)
23.2	Consent of Nova Resources, Inc. (6)
23.3	Consent of Mire and Associates, Inc. (6)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Schema (7)
101.CAL	XBRL Taxonomy Calculation Linkbase (7)
101.DEF	XBRL Taxonomy Definition Linkbase (7)
101.LAB	XBRL Taxonomy Label Linkbase (7)
101.PRE	XBRL Taxonomy Presentation Linkbase (7)

(1)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011.
(2)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 3, 2011.
(3)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 18, 2011.
(4)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 8, 2011.
(5)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 5, 2011.
(6)  Filed herewith.
(7)  To be filed in an amendment to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp. a Nevada corporation

April 16, 2012	By:	/s/ Michael Carey
Michael Carey
	Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	April 16, 2012
Michael Carey
Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director

By:	/s/ Ryan Hudson	April 16, 2012
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a director