Form 10-K/A
period 2011-12-31
United American Petroleum Corp.
filed 2012-04-17
CIK 1321516

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A of United American Petroleum Corp. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 15 of Form 10-K.

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

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp.(1)
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (1)
4.1	Form of Registration Rights Agreement. (1)
4.2	Form of Registration Rights Agreement. (3)
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).
10.2	Form of Note and Warrant Purchase Agreement. (1)
10.3	Form of Senior Secured Convertible Promissory Note. (1)
10.4	Form of Warrant. (1)
10.5	Form of Security Agreement. (1)
10.6	Stock Cancellation Agreement by and among the Company and Christian Negri, dated as of December 31, 2010. (1)
10.7	Stock Vesting Agreement by and among the Company and Michael Carey, dated as of December 31, 2010. (1)
10.8	Stock Vesting Agreement by and among the Company and Ryan Hudson, dated as of December 31, 2010. (1)
10.9	Form of Lock-Up Agreement. (1)
10.10	Employment Agreement of Michael Carey. (1)
10.11	Employment Agreement of Ryan Hudson. (1)
10.12	Purchase Agreement by and between the Registrant and Patriot Minerals, LLC, dated January 28, 2011. (2)
10.13	Sale and Participation Agreements by and between the Registrant and Gabriel Rosser, LP, dated January 28, 2011. (2)
10.14	Form of Note and Warrant Purchase Agreement. (3)
10.15	Form of Convertible Promissory Note. (3)
10.16	Form of Warrant. (3)
10.17	Purchase and Sale Agreement by and between the Registrant and Alamo Energy Corp. dated October 28, 2011. (4)
10.18	Purchase and Sale Agreement by and between the Registrant and McKenzie Corp. dated November 30, 2011. (5)
21	List of Subsidiaries (6)
23.1	Consent of Nova Resources, Inc. (6)
23.2	Consent of Nova Resources, Inc. (6)
23.3	Consent of Mire and Associates, Inc. (6)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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
(6)  Previously filed in the Registrant’s Annual Report on Form 10-K filed on April 16, 2012.

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