Form 10-K/A
period 2010-12-31
United American Petroleum Corp.
filed 2012-05-17
CIK 1321516

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

EXPLANATORY NOTE

United American Petroleum Corp. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in response to comments received from the Securities and Exchange Commission (“SEC”) to furnish predecessor financial statements of 4 Phoenix Oil and Gas, LLC (the “Predecessor”), as the predecessor owner of the Lozano Tract (as described in Item 2.01 below), in accordance with Regulation S-X Rule 8-02 by including  (i) audited financial statements of the Predecessor for the period from October 19, 2009 (inception) through December 31, 2009, and for the period from January 1, 2010 through October 15, 2010, the date the Lozano Tract was acquired by United American Petroleum Corp., the private company that was acquired by the Registrant on December 31, 2010, and (ii) a discussion of the Predecessor’s financial condition and results of operations for the period from October 19, 2009 (inception) through December 31, 2009, and for the period from January 1, 2010 through October 15, 2010.

This Amendment No. 1 speaks as of the filing date of the original Annual Report on Form 10-K, except where otherwise expressly stated and except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. The information contained in this Amendment No. 1 has not been updated to reflect events occurring or trends arising after the original filing date of the original Annual Report on Form 10-K.

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

The following discussion of our financial condition and results of operations should be read in conjunction with (i) the Predecessor’s statement of operations, cash flows and changes in members’ equity for the period from January 1, 2010 to October 15, 2010 and (ii) our financial statements for the period of October 16, 2010 through December 31, 2010, together with notes thereto as included in this Annual Report on Form 10-K.

For the Predecessor’s period from January 1, 2010 through October 15, 2010 as compared to the Predecessor period from October 19, 2009 through December 31, 2009.

Results of Operations.

Revenues.  The Predecessor had oil revenues of $39,800 for the Predecessor period from January 1, 2010 through October 15, 2010 as compared to oil revenues of $11,935 for the Predecessor period from October 19, 2009 through December 31, 2009. Those revenues were generated from the Predecessor’s interest in the Lozano lease in Frio County, Texas.

Operating Expenses.  The Predecessor’s total operating costs and expenses for the Predecessor period from January 1, 2010 through October 15, 2010 were $55,659, which was comprised of lease operating costs of $22,217, depletion and accretion expenses of $14,446, general and administrative expenses of $52,138, professional fees of $31,058 and a gain on the sale of property and equipment of $64,200.  For the Predecessor period from October 19, 2009 through December 31, 2009, the Predecessor’s total operating costs and expenses were $13,820, which was comprised of lease operating costs of $7,103, depletion and accretion expenses of $5,217 and professional fees of $1,500.   Lease operating costs relate to operating costs associated with the Predecessor’s oil and gas properties.  General and administrative expenses relate to wages, corporate maintenance costs and administrative expenses associated with the Predecessor’s leases.  Professional fees relate to legal and accounting expenditures.

Net Loss.  For the Predecessor period from January 1, 2010 through October 15, 2010, the Predecessor’s net loss was $15,859, as compared to the Predecessor’s net loss of $1,885 for the Predecessor period from October 19, 2009 through December 31, 2009.

For the Successor period from October 16, 2010 through December 31, 2010.

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

Operating Expenses. For the year ended December 31, 2010, our total operating costs and expenses were $68,818, which is primarily comprised of lease operating costs of $4,020, depletion expense of $3,910, accretion expense of $207 related to its asset retirement obligation liability, general and administrative expenses of $34,052 and professional fees of $26,629.  Our lease operating costs relate to operating costs associated with the Lozano lease.  General and administrative expenses relate to wages, corporate start-up costs and administrative expenses associated with our leases.  Our professional fees are related to our legal and accounting expenditures.

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

Net Loss.  For the year ended December 31, 2010, our net loss was $68,400.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Liquidity and Capital Resources.  For the year ended December 31, 2010, we issued 15,750,000 shares of common stock to our directors in exchange for services valued at $10,500, or $0.001 per share.  On December 28, 2010, we repurchased and cancelled 750,000 shares of common stock from a former director for $40,000.  On December 31, 2010, we cancelled an additional 2,550,000 shares from a director.

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

As of December 31, 2010, we had current liabilities in the amount of  $501,248, of which $155,324 were represented by accounts payable and accrued expenses, $25,000 payable to a related party, $20,924 of accrued interest, $50,000 note to a related party and a $250,000 note payable.  As of December 31, 2010 we had long-term liabilities of $454,068 related to our convertible note net of discount, an embedded derivative liability of $165,932 and an asset retirement obligation of $15,465.

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

We are in the exploration stage, have little revenue and have incurred a net loss of $68,400 since October 16, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  Our management is implementing plans to sustain our cash flow from operating activities and/or acquire additional capital funding (see Note 1).   No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements at December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
United American Petroleum Corp.
Austin, Texas

We have audited the accompanying balance sheet of United American Petroleum Corp. (the “Company” or “Successor”) as of December 31, 2010 and the related statements of operations, stockholders' deficit and cash flows for the period from October 16, 2010 through December 31, 2010. We have also audited the accompanying balance sheet of Phoenix Oil & Gas, LLC (the “Predecessor”) as of December 31, 2009 and the related statements of operations, members' deficit and cash flows for the periods from October 19, 2009 through December 31, 2009 and January 1, 2010 through October 15, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2010 and the results of its operations and its cash flows for the period from October 16, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the periods from October 19, 2009 through December 31, 2009 and January 1, 2010 through October 15, 2010 as well as the balance sheet as of December 31, 2009 and October 15, 2010.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 15, 2011, except for predecessor financial statements, which is May 14, 2012

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSET
Cash	$557,344	$10,862
Accounts receivable	3,570	3,470
Total current assets	560,914	14,332

Oil and gas properties (full cost method)
Evaluated, net of accumulated depletion of $3,910 and $4,950, as of December 31, 2010 and 2009, respectively.	81,328	77,889
Unevaluated	205,433	-

TOTAL ASSETS	847,675	92,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	155,324	-
Related party payable	25,000	-
Accrued interest	20,924	-
Note payable - related party	50,000	-
Note payable	250,000	-
Total current liabilities	501,248	-

Convertible note payable, net of discount	454,068	-
Embedded derivative liability	165,932	-
Asset retirement obligation	15,465	14,972
TOTAL LIABILITIES	1,136,713	14,972

STOCKHOLDERS' AND MEMBERS' (DEFICIT)/EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,250,000 shares issued and 43,950,000 shares outstanding	43,950	-
Members' equity	-	77,249
Additional paid in capital	(237,338)	-
Deficit accumulated during exploration stage	(95,650)	-

Total stockholders' and members' (deficit)/equity	(289,038)	77,249

TOTAL LIABILITIES AND STOCKHOLDERS' and MEMBERS' (DEFICIT)/EQUITY	$847,675	$92,221

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	SUCCESSOR OCTOBER 16, 2010 THROUGH	PREDECESSOR JANUARY 1, 2010 THROUGH	PREDECESSOR OCTOBER 19, 2009 (INCEPTION) THROUGH
	DECEMBER 31, 2010	OCTOBER 15, 2010	DECEMBER 31, 2009

REVENUE
Oil Sales	$10,213	$39,800	$11,935

OPERATING EXPENSES
Lease operating expenses	4,020	22,217	7,103
Depletion and accretion expense	4,117	14,446	5,217
General and administrative	34,052	52,138	-
Gain on sale of property and equipment	-	(64,200)	-
Professional Fees	26,629	31,058	1,500
OPERATIONS EXPENSES	68,818	55,659	13,820

NET LOSS BEFORE OTHER EXPENSE	(58,605)	(15,859)	(1,885)

OTHER INCOME (EXPENSE)
Interest Expense	(9,795)	-	-
Total other income (expense)	(9,795)	-	-

NET LOSS	$(68,400)	$(15,859)	$(1,885)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,026,923	NA	NA

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$ NA	$ NA

The accompanying notes are an integral part of these financial statements.

4 PHOENIX OIL & GAS, LLC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD FROM OCTOBER 19, 2009 (INCEPTION) THROUGH DECEMBER 31, 2009
AND THE PERIOD FROM JANUARY 1, 2010 THROUGH OCTOBER 15, 2010
PREDECESSOR

			Members’
	Member A	Member B	Equity

Balance - October 19, 2009	$-	$-	$-

Contributions - Cash	5,500	5,500	11,000

Contributions - Oil and Gas Lease	34,067	34,067	68,134

Share of net loss	(942)	(943)	(1,885)

Balance -December 31, 2009	38,625	38,624	77,249

Withdrawals	(21,250)	(21,250)	(42,500)

Share of net loss	(7,929)	(7,930)	(15,859)

Balance - October 15, 2010	$9,446	$9,444	$18,890

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 16, 2010 THROUGH DECEMBER 31, 2010
SUCCESSOR

	Common Stock		Additional Paid-in	Total Deficit Since	Stockholders’
	Shares	Par Value	Capital	Inception	Deficit
Balance - October 16, 2010	15,750,000	$15,750	$-	$(27,250)	$(11,500)

Recapitalization	31,500,000	31,500	(198,088)	-	(166,588)

Cancellation of shares issued	(750,000)	(750)	(39,250)	-	(40,000)

Cancellation of shares issued	(2,550,000)	(2,550)	-	-	(2,550)

Net loss for the period	-	-	-	(68,400)	(68,400)

Balance - December 31, 2010	43,950,000	$43,950	$(237,338)	$(95,650)	$(289,038)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW

	SUCCESSOR OCTOBER 16, 2010 THROUGH	PREDECESSOR JANUARY 1, 2010 THROUGH	PREDECESSOR OCTOBER 19, 2009 THROUGH
	DECEMBER 31, 2010	OCTOBER 15, 2010	DECEMBER 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(68,400)	$(15,859)	$(1,885)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation	-	1,383	-
Accretion and depletion expense	4,117	14,446	5,217
Gain on sale of fixed assets	-	(64,200)	-

Change in assets and liabilities
(Increase) in accounts receivable	(3,570)	1,891	(3,470)
(Increase) in in other assets	-	(25,000)	-
Increase in accounts payable and accrued expenses	7,220	34,379	-
Net cash (used in) operating activities	(60,633)	(52,960)	(138)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(45,500)	-
Sale of fixed assets	-	64,200	-
Earnest deposit received from Lozano safe	-	75,000	-
Acquisition of oil and gas properties	(2,623)	-	-
Net cash (used)/provided by financing activities	(2,623)	93,700	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from members' interest	-	-	11,000
Distribution paid to members	-	(42,500)	-
Cash assumed from reverse merger	600	-	-
Issuance of convertible notes	620,000	-	-
Proceeds from issuances of note payable	-	-	-
Net cash (used)/provided by financing activities	620,600	(42,500)	11,000

NET INCREASE/(DECREASED) IN CASH AND CASH EQUIVALENTS	557,344	(1,760)	10,862

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	10,862	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$557,344	$9,102	$10,862

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

NON CASH TRANSACTIONS:
Asset retirement liability incurred	$-	$-	$14,705
Contribution of oil and gas property from owners	-	-	68,134
Stock repurchase and cancellation	$40,000	$-	$-

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

Basis of Presentation

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

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (Continued)

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

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (Continued)

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	$116,905	$-	$-	$116,905

Detachable warrant liability	$49,027	$-	$-	$49,027

Total	$165,932	$-	$-	$165,932

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

5.           Oil and Gas Properties

Predecessor

On October 19, 2009, the Company’s founders contributed proved oil and gas properties valued at $68,134.  These properties were received by our Companies founders as consideration for their services in brokering the sale of the 75% interest to Alamo Energy, Inc. on behalf of an unrelated third party.  As a result of the consideration, we own a twenty-five percent (25%) working interest in the Lozano lease, which is a currently producing asset with three wells.  The property was valued based upon the Company’s future net revenues in the wells discounted at a present value of 10%.  The Lozano lease covers approximately 110 gross acres and is located in Frio County, Texas.   The Company also owns a one hundred percent interest (100%) working interest in the Marcee lease located in Gonzales County Texas.  The Marcee lease contains one well and was being developed for production as of October 15, 2010.  In conjunction with the contribution, we recorded an asset retirement obligation of $14,705.  See Note 11.

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

5.   Oil and Gas Properties

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

6.            Related Party Payable

As part of the reverse merger, the Company assumed a non-interest bearing due on demand $25,000 payable to a related party.  As of December 31, 2010, the $25,000 related party payable was still outstanding.

7.            Note Payable

On August 10, 2010, the Company issued a promissory note to an individual in the amount of $250,000.  The note was subject to an annual interest of 10%; and was to mature on August 10, 2011. However, the note was fully paid in January 2011.

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

Predecessor

	Period ended October 15, 2010	Period Ended December 31, 2009
Beginning balance of period	$14,972	$-
Liabilities incurred	-	14,705
Accretion expense	781	267
Balance end of period	$15,753	$14,972

Successor

Year ended December 31, 2010
Balance at August 10, 2010	-
Liabilities incurred	$15,258
Accretion expense	207
Balance at December 31, 2010	$15,465

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

12.          Equity

Predecessor – Members’ Equity

For the period from inception (October 19, 2009) through October 15, 2010, the Members’ contributed a total of $11,000 to capital to open the Company’s respective bank accounts.  Additionally, the both Members contributed their 50% share of a 25% working interest in a proved oil and gas property valued at $68,134.

From the period from inception (October 19, 2009) through October 15, 2010, the Members’ made withdrawals in the amount of $42,500.

Successor

On August 10, 2010 the Company issued 750,000 shares of common stock to the Company’s founder at a value of $750 ($.001 per share) for services rendered, which included preparing the articles of incorporation and identifying strategic business partners.

On October 15, 2010, the Company issued 7,500,000 shares to retain the services of a Chief Executive Officer at a value of $7,500 ($.001 per share).  The Company has expensed these shares in full for services performed for the acquisitions of the oil and gas properties.

On October 15, 2010, the Company issued 7,500,000 shares to retain the services of a Chief Operating Officer at a value of $7,500 ($.001 per share).  The Company has expensed these shares in full for services performed for the acquisitions of the oil and gas properties.

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

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

14.    Supplemental Oil and Gas Reserve Information (Continued)

During the period from inception (August 10, 2010) through December 31, 2010, the Company acquired an estimated 1,806 bbls of proved undeveloped net oil reserves in place in connection with the Company’s purchase of the Lozano lease in Frio County, Texas of approximately 82.5 net acres consisting of three (3) wells. None of the proved undeveloped oil reserves were converted during the period ended December 31, 2010 as the Company is reviewing the production performance and assessment of the remaining recoverable resources. In addition, there were no proved undeveloped reserves over five (5) years.

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

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

UNITED AMERICAN PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

14.    Supplemental Oil and Gas Reserve Information

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

Drilling Activity. During the period from inception (August 10, 2010) through December 31, 2010, we did not participate or conduct any drilling activity in Texas.

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

3.7*	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp.
3.8*	Articles of Merger between United American Petroleum Corp. and Forehouse, Inc.
4.1*	Form of Registration Rights Agreement.
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).
10.2*	Form of Note and Warrant Purchase Agreement.
10.3*	Form of Senior Secured Convertible Promissory Note.
10.4*	Form of Warrant.
10.5*	Form of Security Agreement.
10.6*	Stock Cancellation Agreement by and among the Company and Christian Negri, dated as of December 31, 2010.
10.7*	Stock Vesting Agreement by and among the Company and Michael Carey, dated as of December 31, 2010.
10.8*	Stock Vesting Agreement by and among the Company and Ryan Hudson, dated as of December 31, 2010.
10.9*	Form of Lock-Up Agreement.
10.10*	Employment Agreement of Michael Carey.
10.11*	Employment Agreement of Ryan Hudson.
10.12**	Purchase Agreement by and between the Registrant and Patriot Minerals, LLC, dated January 28, 2011.
10.13**	Sale and Participation Agreements by and between the Registrant and Gabriel Rosser, LP, dated January 28, 2011.
21***	List of Subsidiaries
23.1****	Consent of Technical Report Author
31.1****	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011.
**	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 3, 2011.
***	Previously filed in the Registrant's Annual Report on Form 10-K filed on April 15, 2011.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp. a Nevada corporation

May 17, 2012	By:	/s/ Michael Carey
	Its:	Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	May 17, 2012
Michael Carey
Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director

By:	/s/ Ryan Hudson	May 17, 2012
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a director