Form 10-Q
period 2012-03-31
United American Petroleum Corp.
filed 2012-05-21
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Great Hills Trail, Suite 150W, Austin, TX 78759
(Address of principal executive offices) (Zip Code)

(512) 852-7888
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes    ☒    No

As of May 21, 2012, there were 45,240,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	MARCH 31,	DECEMBER 31,
	2012	2011
ASSETS

CURRENT ASSET
Cash	$798,452	593,469
Accounts receivable	99,679	35,405
Related party receivables	-	25,718
Prepaid expenses	10,073	-
Other receivable	188,092	160,302
Total current assets	1,096,296	814,894

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $36,515 and $23,135 as of March 31, 2012 and December 31, 2010, respectively	550,458	528,336
Unevaluated	794,630	617,630

TOTAL ASSETS	$2,441,384	1,960,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	388,031	217,702
Related party payable	91,970	-
Other payable	440,241	431,151
Total current liabilities	920,242	648,853

Accrued interest	197,633	141,255
Convertible note payable, net of discount of $1,923,110 and $1,561,997 as of March 31, 2012 and December 31, 2011, respectively	661,890	623,003
Embedded derivative liability	5,212,467	1,138,989
Asset retirement obligation	58,193	56,012
TOTAL LIABILITIES	7,050,425	2,608,112

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,250,000 shares issued and 44,000,000 and 4 3,950,000 shares outstanding, respectively	44,000	44,000
Additional paid-in capital	679,946	487,739
Accumulated deficit	(5,332,987)	(1,178,991)
Total stockholders' deficit	(4,609,041)	(647,252)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,441,384	1,960,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2012	MARCH 31, 2011

REVENUE
Oil sales	$38,490	$7,453
Gas sales	143	-
Well operator income	52,254	27,435
TOTAL REVENUE	90,887	34,888

OPERATING EXPENSES (INCOME)
Lease operating expenses	101,073	7,901
Accretion expense	1,971	299
Depletion expense	13,380	1,657
General and administrative	167,519	280,804
TOTAL OPERATING EXPENSES	283,943	290,661

NET LOSS BEFORE OTHER EXPENSE	(193,056)	(255,773)

OTHER INCOME (EXPENSE)
Interest Expense	(95,255)	(48,993)
Loss on embedded derivatives	(3,865,685)	(1,948,147)
Total other expense	(3,960,940)	(1,997,140)

NET INCOME (LOSS)	$(4,153,996)	$(2,252,913)

INCOME (LOSS) PER SHARE - BASIC	(0.09)	(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,000,000	43,950,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
  CONSOLIDATED STATEMENTS OF CASH FLOW

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	MARCH 31, 2012	MARCH 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,153,996)	$(2,252,913)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depletion expense	13,380	1,657
Accretion expense	1,971	299
Amortization of debt discount	38,887	28,746
Loss on embedded derivatives	3,865,685	1,948,147

Change in assets and liabilities
(Increase) in accounts receivable	(64,274)	(25,154)
(Increase) in prepaid expenses	(10,073)	-
Decrease in related party receivable	25,718	-
Other assets	226,707	-
Other receivable	(27,790)	(20,016)
Accounts payable and accrued expenses	226,707	(177,891)
Increase in related party payable	91,970	-
Other payable	9,090	100,774
Net cash (used in) operating activities	17,275	(396,351)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(212,292)	(5,000)
Net cash used in investing activities	(212,292)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	400,000	400,000
Payment of note payable	-	(250,000)
Payment of related party notes payable	-	(50,000)
Net cash provided by financing activities	400,000	100,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	204,983	(301,351)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	593,469	557,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$798,452	$255,993

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON CASH TRANSACTIONS:
Acquisition of oil and gas properties with payables	$-	$84,975
Discount from derivative liabilities	$400,000	$-
Discount to additional paid-in capital from relative fair value of warrants	$192,207	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We made certain reclassifications to prior-period amounts to conform to the current presentation.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.            Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.            Related Party Payable

As of March 31, 2012 and December 31, 2011, the Company had a related party payable in the amount of $91,970 payable to two Companies with working interest amounts receivable.  Our directors are also officers in these two Companies.

4.            Embedded Derivative Liabilities

Conversion Option Liability

As described in Note 8, the Company has issued convertible notes with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See Note 5 for a reconciliation of the changes in fair value of the Company’s embedded derivative.

December 31, 2010 Convertible Note Installments (First Financing)

On March 31, 2012, the Company determined a fair value of $2,387,648 for the conversion option liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 107.06%, risk free rate of 0.33% and an expected term of approximately 1.75 years.

October 14, 2011 Convertible Note Installments (Second Financing)

On March 31, 2012, the Company determined a fair value of $2,824,819 for the conversion option liability for its convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 101.12%, risk free rate of 0.33% and an expected term of approximately 2.5 years.

Based upon the decrease in the fair value of the conversion option liability, the Company recognized a non-cash gain included in other expense of $3,369,644 for the three months ended March 31, 2012.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Detachable Warrants

As described in Note 8, the Company issued a convertible note with detachable warrants. The Company accounted for these detachable warrants in accordance with ASC 470-20, which requires that the Company calculate the relative fair value of the warrants at the grant date to additional paid-in capital. The Company amortizes the debt discount associated with the warrants over the life of the convertible notes using the effective interest method.

On February 10, 2012, the Company determined a relative fair value of $61,353 for the detachable warrants for the fourth installment of the convertible notes. In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 110.77%, risk free rate of 1.04% and an expected term of approximately 5 years.

On March 30, 2012, the Company determined a relative fair value of $130,853 for the detachable warrants for the fifth installment of the convertible notes. In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 110.64%, risk free rate of 1.04% and an expected term of approximately 5 years.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	5,212,467	-	-	5,212,467

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.   Fair Value (Continued)

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2012	$1,138,989

Initial recognition of debt derivative from issuance of February 10, 2012, $150,000 convertible note	189,051

Initial recognition of debt derivative from issuance of March 30, 2012, $250,000 convertible note	514,783

Mark to market of debt derivative	3,369,644

Ending balance as of March 31, 2012	$5,212,467

During the period ended March 31, 2012, the loss on embedded derivatives of in the condensed consolidated statement of operations consisted of a loss on the change in fair value of 3,369,644 noted above and a loss of $496,042 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Oil and Gas Properties (Continued)

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

On November 30, 2011, the Company entered into and closed an asset purchase agreement with McKenzie Oil Corp. pursuant to which United American acquired a 100% working interest in what is designated as the McKenzie State Well No. 1, located in Pecos County, Texas, in exchange for an aggregate cash sum of $550,000 and 50,000 shares of the Company’s common stock valued at $40,500. The McKenzie well currently has one producing well valued at $80,655. The remaining wells are classified as unproved.

During the three months ended March 31, 2012 the Company capitalized  $212,292 of  development costs for the Gabriel Rosser and Marcee leases under the full cost method of accounting.

8.         Convertible Note Payable

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

The fourth installment of $150,000 was delivered on February 10, 2012 and we issued 150,000 warrants in connection with the fourth installment.

The fifth installment of $250,000 was delivered on March 30, 2012 and we issued 250,000 warrants in connection with the fifth installment.

Using a pro rata contribution, the Company allocated the proceeds of the February 10, 2012, March 30, 2012 convertible notes first to the relative fair value of the warrants and the remainder to the fair value of the embedded derivative on the date of grant as follows:

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.    Convertible Note Payable (Continued)

Notes issued in 2012

	February 10, 2012	March 30, 2012	Total

Total Proceeds	$150,000	$250,000	$400,000

Allocated to:

Conversion Option Liability	189,051	514,783	703,834

Relative Fair Value of Warrants	61,355	130,853	192,208
	250,406	645,636	896,042
Debt Discount	(150,000)	(250,000)	(400,000)

Loss on debt derivative	$100,406	$395,636	$496,042

During the three months ended March 31, 2012 and 2011, the Company amortized $38,887 and $28,746 of the debt discount to interest expense.

9.          Warrants

Warrant Activity

As described in Note 9, the Company issued a convertible note with detachable warrants.  A summary of warrant activity for the period from December 31, 2011 through March 31, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2011	2,185,000	$1.00	4.45 years
Issued	400,000	$1.00	4.45 years
Exercised	-	-	-
Outstanding March 31, 2012	2,585,000	$1.00	4.26 years
Exercisable, March 31, 2012	2,585,000	$1.00	4.26 years

 Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	5,170,000
Warrants	2,585,000
Reserved shares at March 31, 2012	7,755,000

10.          Subsequent Events

On April 13, 2012, the Company received a notice of conversion from an investor to convert their convertible note in the amount of $620,000 dated December 31, 2010 for 1,240,000 shares (.50 per share).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report of United American Petroleum Corp. on Form 10-Q contains forward-looking statements, particularly those identified with the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

As of March 31, 2012, there were no outstanding employee stock options.

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

Overview. United American Petroleum Corp. (“We” or the “Company”), formerly Forgehouse, Inc., was incorporated in the State of Nevada on November 19, 2004. On December 31, 2010, the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”) by and among, the Company, United American Petroleum Corp., a Nevada corporation (“United”), and our newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation. The transaction contemplated under the Merger Agreement was deemed to be a reverse acquisition, where the Company (the legal acquirer) is considered the accounting acquiree and United (the legal acquiree) is considered the accounting acquirer. The Company is deemed a continuation of the business of United, and the historical financial statements of United became the historical financial statements of the Company.

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

Our Business.  We are an exploration company engaged in the acquisition, exploration, development and production of oil and gas properties.  Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.  Our primary focus is to develop our properties that have potential for near-term production. We also provide operational expertise for several third-party well owners out of our operation base in Austin, Texas. We currently have proved reserves in the State of Texas.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2012, together with notes thereto, which are included in this Quarterly Report.

For the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Results of Operations.

Revenues.  We had total revenues of $90,887 for the three months ended March 31, 2012, which were generated from oil sales of $38,490, gas sales of $143 and well operating income of $52,254.  This is in comparison to revenues of $34,888 for the three months ended March 31, 2011, which were generated from oil sales of $7,453 and well operator income of $27,435.  The increase in oil sales between the comparable periods is due to an increase in the number of wells that are now producing. Our well operator income was a result of income derived from oil and gas administrative fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To expand our operations during the next twelve months, we need to generate increased revenues from our existing oil and natural gas leases. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.
Operating Expenses. For the three months ended March 31, 2012, our total operating expenses were $283,943, which consisted of lease operating expenses of $101,073, accretion expense of $1,971, depletion expense of $13,380, and general and administrative expenses of $167,519.  By comparison, for the three months ended March 31, 2011, our total operating expenses were $290,661, which consisted of lease operating expenses of $7,901, accretion expense of $299, depletion expense of $1,657, and general and administrative expenses of $280,804. The increase in lease operating expenses between the comparable periods is due to workovers that we conducted on our wells.

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests and any additional costs related to maintenance of our wells.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Expenses.  For the three months ended March 31, 2012, we accrued interest expense in the amount of $95,255 related to outstanding note payables and a loss on embedded derivatives of $3,865,685.  This is in comparison to accrued interest expense in the amount of $48,993 and a loss on embedded derivatives of $1,948,147 for the three months ended March 31, 2011.

Net Loss.   For the three months ended March 31, 2012, our net loss was $4,153,996, as compared to a net loss of $2,252,913 for the three months ended March 31, 2011.  The significant increase in our net loss between the comparable periods was directly related to the increase in net other expense for the three months ended March 31, 2012, which increased significantly from the loss on embedded derivatives. We hope to generate additional revenues from our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Liquidity and Capital Resources.  As of March 31, 2012, our current assets were $1,096,296, which consisted of cash of $798,452, accounts receivable of $99,679, prepaid expenses of $10,073 and other receivable of $188,092.  Our current assets of $1,096,296, together with our evaluated oil and gas properties of $550,458, net of accumulated depletion of $36,515, and our unevaluated oil and gas properties of $794,630, represent our total assets of $2,441,384 as of March 31, 2012.

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

Date of Note	Amount of Note	Number of Warrants
December 31, 2010	$620,000	620,000
January 20, 2011	$150,000	150,000
March 9, 2011	$250,000	250,000
June 20, 2011	$75,000	75,000
June 30, 2011	$115,000	115,000

TOTAL	$1,210,000	1,210,000

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

Date of Note	Amount of Note	Number of Warrants
October 14, 2011	$400,000	400,000
November 29, 2011	$550,000	550,000
December 19, 2011	$25,000	25,000
February 10, 2012	$150,000	150,000
March 30, 2012	$250,000	250,000

TOTAL	$1,375,000	1,375,000

The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

As of March 31, 2012, we had current liabilities in the amount of $920,242, of which $388,031 were represented by accounts payable and accrued expenses, $91,970 represented by related party payable, and $440,241 represented by other payable.  As of March 31, 2012, we had long-term liabilities of $661,890 related to our convertible note net of discount, an embedded derivative liability of $5,212,467 and an asset retirement obligation of $58,193.

We had no other liabilities and no other long term commitments or contingencies as of March 31, 2012.

As of March 31, 2012, we had cash of $798,452.   In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. If we do not raise additional capital, then we may not be able to conduct oil and gas exploration and development activities and expand our operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

We are in the exploration stage, have limited revenue and have incurred net losses.  These factors raise substantial doubt about our ability to continue as a going concern.  Our management is implementing plans to sustain our cash flow from operating activities and/or acquire additional capital funding (see Note 1).   No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements.   We have no off-balance sheet arrangements as of March 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: May 21, 2012	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)