Form 10-Q/A
period 2012-03-31
United American Petroleum Corp.
filed 2012-06-06
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

United American Petroleum Corp. (the “Registrant”) is filing this Amendment No. 1 on Form 10-Q/A to amend the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on May 21, 2012 (the “Original Report”). This Amendment No. 1 is being filed solely to include information that was inadvertently omitted under “Item 5. Other Information” of Part II of the Original Report. In addition, this Amendment No. 1 includes currently dated certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934. No other modification or update is otherwise made to any other disclosures in the Original Report, nor does this Amendment No. 1 reflect any events occurring after the date of the Original Report.

PART II – OTHER INFORMATION

Item 5.  Other Information.

The following information set forth below was required to be disclosed under “Item 2.03.  Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.” of Form 8-K during the period covered by the Quarterly Report on Form 10-Q.

On February 10, 2012, the Registrant issued to an investor (the “Investor”) a convertible promissory note (“Note”) in the amount of $150,000 due on October 14, 2014, or upon default, with a 10% annual interest rate, and five-year warrants (“Warrants”) to purchase 150,000 shares of the Registrant’s common stock at a purchase price of $1.00 per share in exchange for $150,000 received from the Investor pursuant to the original Note and Warrant Purchase Agreement with the Investor dated October 14, 2011 (“Purchase Agreement”).  On March 30, 2012, the Registrant issued to the Investor a Note in the amount of $250,000 and Warrants to purchase 250,000 shares at a purchase price of $1.00 per share in exchange for $250,000 received from the Investor pursuant to the Purchase Agreement.

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document *
101.sch	XBRL Taxonomy Schema Document *
101.cal	XBRL Taxonomy Calculation Linkbase Document *
101.lab	XBRL Taxonomy Label Linkbase Document *
101.pre	XBRL Taxonomy Presentation Linkbase Document *

* Previously filed with the Original Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: June 5, 2012	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)