Form 10-Q
period 2012-06-30
United American Petroleum Corp.
filed 2012-08-14
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 14, 2012, there were 50,034,543 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	JUNE 30,	DECEMBER 31,
	2012	2011
ASSETS

CURRENT ASSET
Cash	$591,337	593,469
Accounts receivable	27,786	35,405
Related party receivables	8,784	25,718
Prepaid expenses	8,394	-
Other receivable	133,626	160,302
Total current assets	769,927	814,894

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $58,437 and $23,135 as of June 30, 2012 and December 31, 2010, respectively	553,536	528,336
Unevaluated	822,155	617,630

TOTAL ASSETS	$2,145,618	1,960,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	214,459	217,702
Other payable	451,695	431,151
Total current liabilities	666,154	648,853

Accrued interest	-	141,255
Convertible note payable, net of discount of $0 and $1,561,997 as of June 30, 2012 and December 31, 2011, respsectively	-	623,003
Embedded derivative liability	-	1,138,989
Asset retirement obligation	59,526	56,012
TOTAL LIABILITIES	725,680	2,608,112

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,250,000 shares issued and 50,034,043 and 44,000,000 shares outstanding, respectively	50,035	44,000
Additional paid-in capital	8,283,103	487,739
Accumulated deficit	(6,913,200)	(1,178,991)
Total stockholders' deficit	1,419,938	(647,252)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,145,618	1,960,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2012 AND 2011
UNAUDITED

	FOR THE THREE	FOR THE THREE	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011

REVENUE
Oil and Gas sales	$142,784	$16,279	$181,417	$23,732
Administrative Income	46,619	26,119	98,873	53,554
TOTAL REVENUE	189,403	42,398	280,290	77,286

OPERATING EXPENSES (INCOME)
Lease operating expenses	136,631	7,216	237,704	15,117
Accretion expense	1,543	206	3,514	505
Depletion expense	21,922	2,545	35,302	4,202
General and administrative	265,755	279,318	433,274	560,122
TOTAL OPERATING EXPENSES	425,851	289,285	709,794	579,946

NET LOSS BEFORE OTHER EXPENSE	(236,448)	(246,887)	(429,504)	(502,660)

OTHER INCOME (EXPENSE)
Interest Expense	(2,179,232)	(73,778)	(2,274,487)	(122,771)
Gain (Loss) on embedded derivatives	835,467	503,366	(3,030,218)	(1,444,781)
Total other expense	(1,343,765)	429,588	(5,304,705)	(1,567,552)

NET INCOME (LOSS)	$(1,580,213)	$182,701	$(5,734,209)	$(2,070,212)

INCOME (LOSS) PER SHARE - BASIC	(0.03)	0.00	(0.12)	(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	48,815,701	43,950,000	48,064,881	43,950,000

INCOME (LOSS) PER SHARE - DILUTED	(0.03)	0.00	(0.12)	(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	48,815,701	46,370,000	48,064,881	43,950,000

 The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED

	FOR THE	FOR THE
	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2012	JUNE 30,2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,734,209)	$(2,070,212)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depletion expense	35,302	4,202
Accretion expense	3,514	505
Amortization of debt discount	2,176,996	55,917
Loss on embedded derivatives	3,030,218	1,444,781

Change in assets and liabilities
(Increase) Decrease in accounts receivable	7,619	(48,284)
Decrease in related party receivable	16,934	-
(Increase) in other receivable	26,676	(81,631)
Increse in prepaid expense	(8,394)
Increase (Decrease) in accounts payable and accrued expenses	72,485	(150,798)
Increase in other payable	20,544	66,805
Increase in revenue payable	-	51,068
Net cash (used in) operating activities	(352,315)	(727,647)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(264,817)	(5,000)
Net cash used in investing activities	(264,817)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	615,000	590,000
Payment of note payable	-	(250,000)
Payment of related party notes payable	-	(50,000)
Net cash provided by financing activities	615,000	290,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,132)	(442,647)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	593,469	557,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$591,337	$114,697

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON CASH TRANSACTIONS:
Conversion of convertible notes payable	$2,800,000	$-
Conversion of accrued interest	$217,272	$-
Stock repurchase and cancellation	$-	$-
Acquisition of oil and gas properties with payables	$-	$84,975
Discount from derivative liabilities	$615,000	$-
Discount to additional paid-in capital from relative fair value of warrants	$289,520	$-
Settlement of derivative liabilities to additional paid-in capital	$4,493,669	$-

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.            Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.            Related Party Transactions

As of June 30, 2012, the Company had a related party receivable of $8,784.  As of December 31, 2011, the Company had a related party payable in the amount of $25,718 payable.  The June 30, 2012 balance is related to one Company with working interest amounts payable to the Company.  The December 31, 2011 balance is related to two Companies with working interest amounts receivable from the Company.  Our directors are also officers in these Companies.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.            Embedded Derivative Liabilities

Conversion Option Liability

As described in Note 7, the Company has issued convertible notes with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See Note 6 for a reconciliation of the changes in fair value of the Company’s embedded derivative.

December 31, 2010 Convertible Notes (First Financing)

On April 13, 2012, the Company converted a $620,000 convertible note into 1,240,000 shares of common stock.  On the conversion date, the Company determined a fair value of $1,280,115 for the conversion option liability for this convertible note using the Black Scholes Option Pricing Model based upon the following:  dividend yield of -0-%, volatility of 108.17%, risk free rate of 0.27% and an expected term of approximately 1.72 years.  The Company recognized a non-cash loss included in other expense of $982,960 preceding conversion for the period ended June 30, 2012.

On June 1, 2012, the Company converted $590,000 of its convertible notes into 1,180,000 shares of common stock.  On the conversion date, the Company determined a fair value of $955,179 for these convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 111.24%, risk free rate of 0.25% and an expected term of approximately 1.58 years.  The Company recognized a non-cash loss included in other expense of $668,692 preceding conversion for the period ended June 30, 2012.

For the period ended June 30, 2012, the Company recognized a reduction of embedded derivative from the first installment of its convertible notes in the amount of $2,235,294.  This amount was recorded to additional paid-in capital.

October 14, 2011 Convertible Notes (Second Financing)

 On June 7, 2012, the Company converted $1,590,000 of its convertible notes into 3,180,000 shares of common stock.  On the conversion date, the Company determined a fair value of $2,258,375 for these convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 102.93%, risk free rate of 0.27% and an expected term of approximately 2.35 years.  The Company recognized a non-cash loss included in other expense of $674,380 preceding conversion for the period ended June 30, 2012.

For the period ended June 30, 2012, the Company recognized a reduction of embedded derivative from the second installment of its convertible notes in the amount of $2,258,375.  This amount was recorded to additional paid-in capital.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Detachable Warrants

As described in Note 7, the Company issued a convertible note with detachable warrants. The Company accounted for these detachable warrants in accordance with ASC 470-20, which requires that the Company calculate the relative fair value of the warrants at the grant date and record the relative fair value as a discount to the related note payable with an offset to additional paid-in capital. The Company amortizes the debt discount associated with the warrants over the life of the convertible notes using the effective interest method.

On February 10, 2012, the Company determined a relative fair value of $61,354 for the detachable warrants for the fourth installment of the convertible notes. In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 110.77%, risk free rate of 1.04% and an expected term of approximately 5 years.

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

On June 4, 2012, the Company determined a relative fair value of $97,313 for the detachable warrants for the fifth installment of the convertible notes. In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 112.94%%, risk free rate of 0.27% and an expected term of approximately 4.69 years.

A summary of warrant activity for the period from December 31, 2011 through June 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2011	2,185,000	$1.00	4.20 years
Issued	615,000	$1.00	4.50 years
Exercised	-	-	-
Outstanding June 30, 2012	2,800,000	$1.00	4.01 years
Exercisable, June 30, 2012	2,800,000	$1.00	4.01 years

 Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon of its warrants as follows:

Warrants	2,800,000
Reserved shares at June 30, 2012	2,800,000

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

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2012	$1,138,989

Initial recognition of debt derivative from issuance of February 10, 2012, $150,000 convertible note	189,052

Initial recognition of debt derivative from issuance of March 30, 2012, $250,000 convertible note	514,784

Initial recognition of debt derivative from issuance of June 4, 2012, $215,000 convertible note	325,831

Mark to market of debt derivative	2,325,015
Other	1,017

Total debt derivative preceding conversion	4,494,688

Reduction of debt derivative from conversion	(4,494,688)

Debt derivative as of June 30, 2012	$-

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.   Fair Value (Continued)

During the period ended June 30, 2012, the loss on embedded derivatives of in the condensed consolidated statement of operations consisted of a loss on the change in fair value of 1,942,650 noted above and a loss of $704,186 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

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

The sixth installment of $215,000 was delivered on June 30, 2012 and we issued 430,000 warrants in connection with the sixth installment.

Using a pro rata contribution, the Company allocated the proceeds of the February 10, 2012, March 30, 2012 and June 4, 2012, convertible notes first to the relative fair value of the warrants and the remainder to the fair value of the embedded derivative on the date of grant as follows:

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.   Convertible Note Payable (Continued)

Notes issued in 2012

	February 10, 2012	March 30, 2012	June 4, 2012	Total

Total Proceeds	$150,000	$250,000	$215,000	$615,000

Allocated to:

Conversion Option Liability	189,052	514,783	325,831	1,029,666

Relative Fair Value of Warrants	61,354	130,853	97,313	289,520
	250,406	645,636	423,144	1,319,186
Debt Discount	(150,000)	(250,000)	(215,000)	(615,000)

Loss on debt derivative	$100,406	$395,636	$208,144	$704,186

During the six months ended June 30, 2012 and 2011, the Company amortized $2,176,996 and $55,917 of the debt discount to interest expense.  The debt discount from the convertible notes was immediately expensed upon the conversion of the convertible notes during the period ended June 30, 2012.

Conversion of Convertible Notes

December 31, 2010 Convertible Note Installments (First Financing)

On April 13, 2012, the Company issued 1,240,000 shares of common stock to one investor who elected to convert the outstanding principal amount of $620,000 due on its convertible promissory note date December 31, 2010 at a conversion price of $0.50 per share as provided in the note agreement.

On June 1, 2012, the Company issued 1,180,000 shares of common stock to one investor who elected to convert the outstanding principal amount of $590,000 due on its convertible promissory notes dated January 1, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 at a conversion price of $0.50 per share as provided in the note agreement.

On June 11, 2012, the Company issued 300,481 shares of common stock to one investor who elected to convert all of their accrued interest in the amount of $150,240 on its convertible notes from its first financing at a conversion price of $0.50 per share as provided in the note agreement.

October 14, 2011 Convertible Note Installments (Second Financing)

On June 7, 2012, the Company issued 3,314,062 shares of common stock to one investor who elected to convert the outstanding principal amount of $1,590,000 and all of the accrued interest due on its convertible promissory notes dated October 14, 2011, November 29, 2011, December 19, 2011, February 10, 2012, March 30, 2012 and June 4, 2012 at a conversion price of $0.50 per share as provided in the note agreement.

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

Critical Accounting Policy and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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

As of June 30, 2012, there were no outstanding employee stock options.

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

Overview.   United American Petroleum Corp. (“We” or the “Company”), formerly Forgehouse, Inc., was incorporated in the State of Nevada on November 19, 2004. On December 31, 2010, we entered into and closed an Agreement and Plan of Merger (“Merger Agreement”) with our newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation (“Merger Sub”), and United American Petroleum Corp., a Nevada Corporation (“United”) (the “Merger Transaction”), pursuant to which Merger Sub merged with and into United with United surviving, making United our new wholly-owned subsidiary. Immediately thereafter and pursuant to the Merger Agreement, United merged with and into the Company, with the Company surviving and we changed our name to “United American Petroleum Corp.” In connection with the Merger Transaction, we assumed all of United’s contractual obligations and acquired certain oil and gas properties of United in Texas. The Merger Transaction was deemed to be a reverse acquisition, where the Company (the legal acquirer) is considered the accounting acquiree and United (the legal acquiree) is considered the accounting acquirer. The Company is deemed a continuation of the business of United, and the historical financial statements of United became the historical financial statements of the Company.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2012, together with notes thereto, which are included in this Quarterly Report.

For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Results of Operations.

Revenues.  We had total revenues of $189,403 for the three months ended June 30, 2012, which were generated from oil and gas sales of $142,784 and well operator income of $46,619.  This is in comparison to revenues of $42,398 for the three months ended June 30, 2011, which were generated from oil and gas sales of $16,279 and well operator income of $26,119.  The increase in oil and gas sales between the comparable periods is due to an increase in the number of wells that are now producing. Our well operator income was a result of income derived from oil and gas operating fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To expand our operations during the next twelve months, we need to generate increased revenues from our existing oil and natural gas leases. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.

Operating Expenses.   For the three months ended June 30, 2012, our total operating expenses were $425,851, which consisted of lease operating expenses of $136,631, accretion expense of $1,543, depletion expense of $21,922, and general and administrative expenses of $265,755.  By comparison, for the three months ended June 30, 2011, our total operating expenses were $289,285, which consisted of lease operating expenses of $7,216, accretion expense of $206, depletion expense of $2,545, and general and administrative expenses of $279,318. The increase in lease operating expenses between the comparable periods is due to workovers that we conducted on our wells.

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

Other Income (Expense).   For the three months ended June 30, 2012, we accrued interest expense in the amount of $2,179,232 related to outstanding note payables and a gain on embedded derivatives of $1,218,849.  This is in comparison to accrued interest expense in the amount of $73,778 and a gain on embedded derivatives of $503,366 for the three months ended June 30, 2011.

Net Income (Loss).   For the three months ended June 30, 2012, our net loss was $1,580,213, as compared to a net income of $182,701 for the three months ended June 30, 2011.  The significant increase in our net loss between the comparable periods was directly related to the increase in interest expense for the three months ended June 30, 2012. We hope to generate additional revenues from our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Results of Operations.

Revenues.  We had total revenues of $280,290 for the six months ended June 30, 2012, which were generated from oil and gas sales of $181,417 and well operator income of $98,873.  This is in comparison to revenues of $77,286 for the six months ended June 30, 2011, which were generated from oil and gas sales of $23,732 and well operator income of $53,554.  The increase in oil and gas sales between the comparable periods is due to an increase in the number of wells that are now producing. Our well operator income was a result of income derived from oil and gas operating fees charged by United Operating, LLC to well owners for managing and accounting for the development and production of their oil and gas property interests.

To expand our operations during the next twelve months, we need to generate increased revenues from our existing oil and natural gas leases. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.

Operating Expenses.   For the six months ended June 30, 2012, our total operating expenses were $709,794, which consisted of lease operating expenses of $237,704, accretion expense of $3,514, depletion expense of $35,302, and general and administrative expenses of $433,274.  By comparison, for the six months ended June 30, 2011, our total operating expenses were $579,946, which consisted of lease operating expenses of $15,117, accretion expense of $505, depletion expense of $4,202, and general and administrative expenses of $560,122. The increase in lease operating expenses between the comparable periods is due to workovers that we conducted on our wells.

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

Other Expenses.   For the six months ended June 30, 2012, we accrued interest expense in the amount of $2,274,487 related to outstanding note payables and a loss on embedded derivatives of $3,030,218.  This is in comparison to accrued interest expense in the amount of $122,771 and a loss on embedded derivatives of $1,444,781 for the six months ended June 30, 2011.

Net Loss.   For the six months ended June 30, 2012, our net loss was $5,734,209, as compared to a net loss of $2,070,212 for the six months ended June 30, 2011.  The significant increase in our net loss between the comparable periods was directly related to the increase in interest expense for the six months ended June 30, 2012. We hope to generate additional revenues from our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Liquidity and Capital Resources.  As of June 30, 2012, our current assets were $769,927, which consisted of cash of $591,337, accounts receivable of $27,786, related party receivables of $8,784, prepaid expenses of $8,394 and other receivable of $133,626.  Our current assets of $769,927, together with our evaluated oil and gas properties of $553,536, net of accumulated depletion of $58,437, and our unevaluated oil and gas properties of $822,155, represent our total assets of $2,145,618 as of June 30, 2012.

First Note and Warrants.   On December 31, 2010, we entered into a credit facility with one investor, whereby the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share (the “First Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment (the “First Warrants”). The notes are due on December 31, 2013, or upon default, whichever is earlier, and bear interest at the annual rate of 10%. Pursuant to the credit facility, we issued the following notes and warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
December 31, 2010	$620,000	620,000
January 20 , 2011	$150,000	150,000
March 9, 2011	$250,000	250,000
June 20, 2011	$75,000	75,000
June 30, 2011	$115,000	115,000

TOTAL	$1,210,000	1,210,000

The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On April 13, 2012, we issued 1,240,000 shares of our common stock to the investor who elected to convert the outstanding principal amount of $620,000 due on its First Note dated December 31, 2010 at a conversion price of $0.50 per share.

On June 1, 2012, we issued an additional 1,180,000 shares of our common stock to the investor who elected to convert the remaining outstanding principal amount of $590,000 due on its First Notes dated January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 at a conversion price of $0.50 per share.

On June 11, 2012, we issued 300,481 shares of our common stock to the investor who elected to convert all of the accrued interest due on its First Notes dated December 31, 2010, January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 at a conversion price $0.50 per share. Following such consummation, the First Notes are no longer outstanding and we extinguished $1,210,000 in principal and $150,240.11 in accrued and unpaid interest due under the First Notes.

Second Note and Warrants.  On October 14, 2011, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor agreed to lend up to $1,500,000 to us in multiple installments in exchange for a convertible promissory note with a conversion price of $0.50 per share (the “Second Notes”)and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment (the “Second Warrants”). On June 4, 2012, we and the investor agreed to increase the total amount of the credit facility to $1,590,000.  Pursuant to the credit facility, we issued the following notes and warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
October 14, 2011	$400,000	400,000
November 29, 2011	$550,000	550,000
December 19, 2011	$25,000	25,000
February 10, 2012	$150,000	150,000
March 30, 2012	$250,000	250,000
June 4, 2012	$215,000	215,000

TOTAL	$1,590,000	1,590,000

The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On June 7, 2012, we issued 3,314,062 shares of our common stock to the investor who elected to convert the outstanding principal amount of $1,590,000 and all of the accrued interest due on its convertible promissory notes dated October 14, 2011, November 29, 2011, December 19, 2011, February 10, 2012, March 30, 2012, and June 4, 2012 at a conversion price $0.50 per share.  Following such consummation, the Second Notes are no longer outstanding and we extinguished $1,590,000 in principal and $67,030.56 in accrued and unpaid interest due under the Second Notes.

As of June 30, 2012, we had current liabilities in the amount of $666,154, of which $214,459 were represented by accounts payable and accrued liabilities and $451,695 represented by other payable.  As of June 30, 2012, we had long-term liabilities consisting of an asset retirement obligation of $59,526.

We had no other liabilities and no other long term commitments or contingencies as of June 30, 2012.

As of June 30, 2012, we had cash of $591,337.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. If we do not raise additional capital, then we may not be able to conduct oil and gas exploration and development activities and expand our operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

Off-Balance Sheet Arrangements.   We have no off-balance sheet arrangements as of June 30, 2012.

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

  PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to various legal proceedings. We do not currently expect that any currently pending legal proceedings will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins	XBRL Instance Document (2)
101.sch	XBRL Taxonomy Schema Document (2)
101.cal	XBRL Taxonomy Calculation Linkbase Document (2)
101.lab	XBRL Taxonomy Label Linkbase Document (2)
101.pre	XBRL Taxonomy Presentation Linkbase Document (2)
(1)     Filed herewith.
(2)     To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: August 14, 2012	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)