Form 10-Q/A
period 2012-06-30
United American Petroleum Corp.
filed 2012-09-06
CIK 1321516

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of United American Petroleum Corp. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 14, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 6 of Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins	XBRL Instance Document (2)
101.def	XBRL Taxonomy Definition Linkbase Document (2)
101.sch	XBRL Taxonomy Schema Document (2)
101.cal	XBRL Taxonomy Calculation Linkbase Document (2)
101.lab	XBRL Taxonomy Label Linkbase Document (2)
101.pre	XBRL Taxonomy Presentation Linkbase Document (2)
(1)                                 Included in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
(2)                                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: September 6, 2012	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)