Form 10-K/A
period 2011-12-31
United American Petroleum Corp.
filed 2012-10-19
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

United American Petroleum Corp. (the “Registrant”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to revise disclosures identified below in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012 (the “Original Filing”), and its Amendment No. 1 to the Original Filing, filed with the SEC on April 17, 2012.

In response to a comment letter received from the SEC, the Registrant is filing Amendment No. 2 to revise the disclosures in Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters and Note 2. to the Financial Statements for the Fiscal Year ended December 31, 2011, and include copies of the reports of Nova Resources, Inc. and Mire and Associates, Inc. as Exhibits 99.1, 99.2 and 99.3. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

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

In the event that an orderly trading market develops and is maintained for our common shares, the market price of such shares may be based on factors that may not be indicative of future market performance.  Consequently, the market price of our shares may vary greatly.  If an orderly market for our shares develops and is maintained, there is a significant risk that our share price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

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

Mire is an independent petroleum engineering firm specializing in the technical and financial evaluation of oil and gas assets. Mire’s report was prepared under the direction of Kurt Mire, principle consultant and owner of Mire.  Mr. Mire earned a B.S. degree in Petroleum Engineering from the University of Louisiana at Lafayette and has more than 25 years of experience in production engineering, field operations and management, reservoir engineering, acquisitions and divestments.  Mire and its employees have no interest in our Company or in our properties, were not employed by our Company on a contingent fee basis and were objective in determining our reserves.

Nova is an independent petroleum engineering firm specializing in the technical and financial evaluation of oil and gas assets.  Nova’s report was prepared under the direction of Joseph V. Rochefort, principle consultant and owner of Nova.  Mr. Rochefort earned a B.S. degree in Physics and Geophysics from Texas Christian University and a Masters degree in Geology from Texas Tech University.  Mr. Rochefort has more than 28 years of practical experience in the estimation and evaluation of petroleum reserves.  Nova and its employees have no interest in our Company or in our properties, were not employed by our Company on a contingent fee basis and were objective in determining our reserves.

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

On December 31, 2010, we entered into a credit facility with VP Bank (Switzerland) Ltd. (“VP Bank”), whereby VP Bank agreed to lend up to $2,250,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The notes are due on December 31, 2013, or upon default, whichever is earlier, and bear interest at the annual rate of 10%. Pursuant to the credit facility, we issued the following notes and warrants to VP Bank on the following dates:

Date of Note	Amount of Note	Number of Warrants
December 31, 2010	$620,000	620,000
January 1, 2011	$150,000	150,000
March 9, 2011	$250,000	250,000
June 20, 2011	$75,000	75,000
June 30, 2011	$115,000	115,000

TOTAL	$1,210,000	1,210,000

The agreement provides that VP Bank will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On April 13, 2012, we issued 1,240,000 shares of our common stock to VP Bank pursuant to VP Bank’s election to convert the outstanding principal amount of $620,000 due on its note dated December 31, 2010 at a conversion price of $0.50 per share as previously disclosed in our Current Report on Form 8-K filed with the Commission on April 19, 2012.  On June 1, 2012, we issued 1,180,000 shares of our common stock to VP Bank pursuant to VP Bank’s election to convert the outstanding principal amount of $590,000 due on its notes dated January 1, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 at a conversion price of $0.50 per share as previously disclosed in our Current Report on Form 8-K filed with the Commission on June 6, 2012.  On June 11, 2012, we issued 300,481 shares of our common stock to VP Bank pursuant to VP Bank’s election to convert all of the accrued interest due on its notes dated December 31, 2010, January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 at a conversion price of $0.50 per share as previously disclosed in our Current Report on Form 8-K filed with the Commission on June 13, 2012.  As of the date of this Amendment No. 2, there are no outstanding notes held by VP Bank and VP Bank is the holder of 1,210,000 warrants at an exercise price of $1.00 per share.

On October 14, 2011, we entered into a credit facility with Yaksha Industries Inc. (“Yaksha”) pursuant to which Yaksha agreed to lend up to $1,500,000 to us in multiple installments in exchange for a convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment.  On June 4, 2012, Yaksha agreed to increase the total amount of the facility to $1,590,000 .  Pursuant to the credit facility, we issued the following notes and warrants to Yaksha on the following dates:

Date of Note	Amount of Note	Number of Warrants
October 14, 2011	$400,000	400,000
November 29, 2011	$550,000	550,000
December 19, 2011	$25,000	25,000
February 10, 2012	$150,000	150,000
March 30, 2012	$250,000	250,000
June 4, 2012	$215,000	215,000
TOTAL	$1,590,000	1,590,000

The agreement provides that Yaksha will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On June 7, 2012, we issued 3,314,062 shares of our common stock pursuant to Yaksha’s election to convert the outstanding principal amount of $1,590,000 and all accrued interest due on its notes dated October 14, 2011, November 29, 2011, December 19, 2011, February 10, 2012, March 30, 2012, and June 4, 2012 at a conversion price of $0.50 per share as previously disclosed in our Current Report on Form 8-K filed with the Commission on June 13, 2012.  As of the date of this Amendment No. 2, there are no outstanding notes held by Yaksha and Yaksha is the holder a total of 1,590,000 warrants at an exercise price of $1.00 per share.

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

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011, THE PERIOD FROM OCTOBER 16, 2010 THROUGH DECEMBER 31, 2010
AND PREDECESSOR STATEMENT OF OPERATIONS FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH OCTOBER 15, 2010

	SUCCESSOR FOR THE YEAR ENDED	SUCCESSOR OCTOBER 16, 2010 THROUGH	PREDECESSOR JANUARY 1, 2010 THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	OCTOBER 15, 2010

REVENUE
Oil sales	$139,692	$10,213	$39,800
Gas sales	1,670	-	-
Well operator income	215,178	-	-
TOTAL REVENUE	356,540	10,213	39,800

OPERATING EXPENSES (INCOME)
Lease operating expenses	109,865	4,020	22,217
Accretion expense	2,592	207	781
Depletion expense	19,225	3,910	13,665
Gain on sale of property and equipment	-	-	(64,200)
General and administrative	922,628	60,681	83,196
TOTAL OPERATING EXPENSES	1,054,310	68,818	55,659

NET LOSS BEFORE OTHER EXPENSE	(697,770)	(58,605)	(15,859)

OTHER INCOME (EXPENSE)
Interest Expense	(289,291)	(9,795)	-
Loss on embedded derivatives	(96,280)	-	-
Total other expense	(385,571)	(9,795)	-

NET INCOME (LOSS)	$(1,083,341)	$(68,400)	$(15,859)

INCOME (LOSS) PER SHARE - BASIC	(0.02)	(0.00)	NA

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	43,954,258	37,026,923	N/A

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

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 16, 2010 THROUGH DECEMBER 31, 2010 AND THE YEAR ENDED DECEMBER 31, 2011
SUCCESSOR

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance, October 16, 2010	15,750,000	$15,750	$-	$(27,250)	$(11,500)

Recapitalization	31,500,000	31,500	(198,088)	-	(166,588)

Cancellation of shares issued	(750,000)	(750)	(39,250)	-	(40,000)

Cancellation of shares issued	(2,550,000)	(2,550)	-	-	(2,550)

Net loss for the period	-	-	-	(68,400)	(68,400)

Balance - December 31, 2010	43,950,000	$43,950	$(237,338)	$(95,650)	$(289,038)

Discount on convertible notes	-	-	684,627	-	684,627

Shares issued for oil and gas property	50,000	50	40,450	-	40,500

Net loss for the period	-	-	-	(1,083,341)	(1,083,341)

Balance - December 31, 2011	44,000,000	$44,000	$487,739	$(1,178,991)	$(647,252)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

	SUCCESSOR YEAR ENDED	SUCCESSOR OCTOBER 16, 2010 THROUGH	PREDECESSOR JANUARY 1, 2010 THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	OCTOBER 15, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,083,341)	$(68,400)	$(15,859)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation expense	-	-	1,383
Depletion expense	19,225	3,910	13,665
Accretion expense	2,592	207	781
Gain on sale of fixed assets	-	-	(64,200)
Amortization of debt discount	168,935	-	-
Loss on embedded derivatives	96,280	-	-

Change in assets and liabilities
Accounts receivable	(31,835)	(3,570)	1,891
Other assets	-	-	(25,000)
Related party receivable	(44,362)	-	-
Other receivable	(141,658)	-	-
Accounts payable and accrued expenses	(26,192)	7,220	34,379
Accrued interest	120,330	-	-
Other payable	431,151	-	-
Net cash (used in) operating activities	(488,875)	(60,633)	(52,960)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	-	(45,500)
Sale of fixed assets	-	-	64,200
Earnest deposit received for working interest	-	-	75,000
Acquisition of oil and gas properties	(715,000)	(2,623)	-
Net cash used in investing activities	(715,000)	(2,623)	93,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to members'	-	-	(42,500)
Cash assumed from reverse merger	-	600	-
Proceeds from convertible notes	1,565,000	620,000	-
Payment of note payable	(250,000)	-	-
Payment of related party payable	(25,000)	-	-
Payment of related party notes payable	(50,000)	-	-
Net cash provided by financing activities	1,240,000	620,600	(42,500)

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,125	557,344	(1,760)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,344	-	10,862

CASH AND CASH EQUIVALENTS - END OF PERIOD	$593,469	$557,344	$9,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

NON CASH TRANSACTIONS:
Asset retirement liability incurred	$37,955	$-	$-
Stock repurchase and cancellation	$-	$40,000	$-
Common stock issued for oil and gas property	$40,500	$-	$-
Acquisition of oil and gas properties with payables	$84,975	$-	$-
Discount from derivative liabilities	$880,373	$-	$-
Discount to additional paid-in capital from relative fair value of warrants	$684,627	$-	$-

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
*   On February 28, 2012, Christian Negri resigned his positions as Treasurer and a Director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 19, 2012 , by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) all of our   directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Michael Carey 9600 Great Hills Trail, Suite 150W Austin, TX 78759	7,500,000 shares (2) Chief Executive Officer, President and director	14.99%
Common Stock	Ryan Hudson 9600 Great Hills Trail, Suite 150W Austin, TX 78759	7,500,000 shares (3) Chief Operating Officer, Secretary and director	14.99%
Common Stock	Mighty Falcon Ltd. (4) Room 1004, Harvest Building 29-37 Wing Kut Street Central K3, Hong Kong	6,950,000 shares 5% shareholder	13.89%
Common Stock	VP Bank (Switzerland) Ltd. (5) Bahnofstrasse 3 CH-8022 Zurich, Switzerland	2,720,481 shares (5) 5% shareholder	5.44%
Common Stock	Yaksha Industries Inc. (6) Hunkins Waterfront Plaza Main Street PO Box 556 Charlestown, Nevis, West Indies	3,314,062 shares (6) 5% shareholder	6.62%
Common Stock	All directors and named executive officers as a group	15,000,000 shares	29.98%

(1)	Percentage of beneficial ownership of our common stock is based on 50,034,543 shares of common stock outstanding as of the date of the table.
(2)
The shares were issued to Michael Carey as consideration for our acquisition of United American Petroleum Corp. as previously disclosed in our Current Report on Form 8-K filed with the Commission on January 5, 2011 and the Schedule 13D filed with the Commission on January 10, 2011.

(3)
The shares were issued to Ryan Hudson as consideration for our acquisition of United American Petroleum Corp. as previously disclosed in our Current Report on Form 8-K filed with the Commission on January 5, 2011 and the Schedule 13D filed with the Commission on January 10, 2011.

(4)
Bill Cheung holds voting and dispositive power over the shares of Mighty Falcon Ltd.  Mighty Falcon Ltd. purchased its shares of our common stock in a private transaction with a former officer of the Company as previously disclosed in the Schedule 13D filed with the Commission on February 15, 2011.

(5)
The information for VP Bank (Switzerland) Ltd. is based on the list of record holders maintained by our stock transfer agent.  Such shareholder has not filed a Schedule 13D with the SEC disclosing it has greater than five percent ownership. The shares were issued to VP Bank (Switzerland) Ltd. pursuant to the conversion of the outstanding principal amount of $1,210,000 due on its notes dated December 31, 2010, January 1, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 and all accrued interest due on the notes, as previously disclosed in our Current Reports on Form 8-K filed with the Commission on April 19, 2012, June 6, 2012 and June 13, 2012.  Does not include 1,210,000 shares of common stock issuable upon exercise of warrants issued to VP Bank (Switzerland) Ltd. in connection with the aforementioned notes because the warrants are not exercisable within 60 days of the date of the table.

(6)
The information for Yaksha Industries Inc. is based on the list of record holders maintained by our stock transfer agent. Such shareholder has not filed a Schedule 13D with the SEC disclosing it has greater than five percent ownership. The shares were issued to Yaksha Industries Inc. pursuant to the conversion of the outstanding principal amount of $1,590,000 due on its notes dated October 14, 2011, November 29, 2011, December 19, 2011, February 10, 2012, March 30, 2012, and June 4, 2012 and all accrued interest due on the notes, as previously disclosed in our Current Report on Form 8-K filed with the Commission on June 13, 2012.  Does not include 1,590,000 shares of common stock issuable upon exercise of warrants issued to Yaksha Industries Inc. in connection with the aforementioned notes because the warrants are not exercisable within 60 days of the date of the table.

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

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp.(1)
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (1)
4.1	Form of Registration Rights Agreement. (1)
4.2	Form of Registration Rights Agreement. (3)
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).
10.2	Form of Note and Warrant Purchase Agreement. (1)
10.3	Form of Senior Secured Convertible Promissory Note. (1)
10.4	Form of Warrant. (1)
10.5	Form of Security Agreement. (1)
10.6	Stock Cancellation Agreement by and among the Company and Christian Negri, dated as of December 31, 2010. (1)
10.7	Stock Vesting Agreement by and among the Company and Michael Carey, dated as of December 31, 2010. (1)
10.8	Stock Vesting Agreement by and among the Company and Ryan Hudson, dated as of December 31, 2010. (1)
10.9	Form of Lock-Up Agreement. (1)
10.10	Employment Agreement of Michael Carey. (1)
10.11	Employment Agreement of Ryan Hudson. (1)
10.12	Purchase Agreement by and between the Registrant and Patriot Minerals, LLC, dated January 28, 2011. (2)
10.13	Sale and Participation Agreements by and between the Registrant and Gabriel Rosser, LP, dated January 28, 2011. (2)
10.14	Form of Note and Warrant Purchase Agreement. (3)
10.15	Form of Convertible Promissory Note. (3)
10.16	Form of Warrant. (3)
10.17	Purchase and Sale Agreement by and between the Registrant and Alamo Energy Corp. dated October 28, 2011. (4)
10.18	Purchase and Sale Agreement by and between the Registrant and McKenzie Corp. dated November 30, 2011. (5)
21	List of Subsidiaries (6)
23.1	Consent of Nova Resources, Inc. (8)
23.2	Consent of Nova Resources, Inc. (8)
23.3	Consent of Mire and Associates, Inc. (8)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)
99.1	Certified SEC Reserves Report and Economic Evaluation of McKenzie State Lease located in Pecos County, Texas. (8)
99.2	Certified SEC Reserves Analysis and Valuation Study and Report of Lozano Lease located in Frio County, Texas. (8)
99.3	Reserves Report of Properties located in Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger Counties, Texas. (8)
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Schema (7)
101.CAL	XBRL Taxonomy Calculation Linkbase (7)
101.DEF	XBRL Taxonomy Definition Linkbase (7)
101.LAB	XBRL Taxonomy Label Linkbase (7)
101.PRE	XBRL Taxonomy Presentation Linkbase (7)

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
(2)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 3, 2011.
(3)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 18, 2011.
(4)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 8, 2011.
(5)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 5, 2011.
(6)  Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 16, 2012.
(7)  Incorporated by reference to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 17, 2012
(8)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp. a Nevada corporation

October 19, 2012	By:	/s/ Michael Carey
Michael Carey
	Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	October 19, 2012
Michael Carey
Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director

By:	/s/ Ryan Hudson	October 19, 2012
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a director