Form 10-Q
period 2012-09-30
United American Petroleum Corp.
filed 2012-11-14
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 14, 2012, there were 50,034,543 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
ASSETS

CURRENT ASSET
Cash	$610,349	593,469
Accounts receivable	75,245	35,405
Related party receivables	29,517	25,718
Prepaid expenses	8,394	-
Other receivable	-	160,302
Total current assets	723,505	814,894

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $80,359 and $23,135 as of September 30, 2012 and December 31, 2011, respectively	516,114	528,336
Unevaluated	847,155	617,630

TOTAL ASSETS	$2,086,774	1,960,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	321,082	217,702
Other payable	421,726	431,151
Total current liabilities	742,808	648,853

Accrued interest	-	141,255
Convertible note payable, net of discount of $1,561,997 as of December 31, 2011	-	623,003
Embedded derivative liability	-	1,138,989
Asset retirement obligation	61,283	56,012
TOTAL LIABILITIES	804,091	2,608,112

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,250,000 shares issued and 50,034,043 and 44,000,000 shares outstanding, respectively	50,035	44,000
Additional paid-in capital	8,283,103	487,739
Accumulated deficit	(7,050,455)	(1,178,991)
Total stockholders' deficit	1,282,683	(647,252)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,086,774	1,960,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
UNAUDITED

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

REVENUE
Oil and Gas sales	$194,723	$48,460	$376,140	$72,192
Administrative Income	50,984	18,423	149,857	71,977
TOTAL REVENUE	245,707	66,883	525,997	144,169

OPERATING EXPENSES (INCOME)
Lease operating expenses	105,827	26,193	343,531	41,310
Accretion expense	1,757	258	5,271	763
Depletion expense	21,922	1,475	57,224	5,677
General and administrative	275,002	153,281	708,276	713,403
TOTAL OPERATING EXPENSES	404,508	181,207	1,114,302	761,153

NET LOSS BEFORE OTHER EXPENSE	(158,801)	(114,324)	(588,305)	(616,984)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	21,548	(38,713)	(2,252,939)	(161,484)
Gain (Loss) on embedded derivatives	-	(489,746)	(3,030,218)	(870,575)
Total Other Income (Expense)	21,548	(528,459)	(5,283,157)	(1,032,059)

NET INCOME (LOSS)	$(137,253)	$(642,783)	$(5,871,462)	$(1,649,043)

INCOME (LOSS) PER SHARE - BASIC	(0.00)	(0.01)	(0.13)	(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	50,034,543	43,950,000	46,803,104	43,950,000

INCOME (LOSS) PER SHARE - DILUTED	(0.00)	(0.01)	(0.13)	(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	50,034,543	43,950,000	48,726,227	43,950,000

 The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED

	FOR THE	FOR THE
	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2012	SEPTEMBER 30,2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,871,462)	$(1,649,043)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depletion expense	57,224	5,677
Accretion expense	5,271	763
Amortization of debt discount	2,176,996	85,234
Loss on embedded derivatives	3,030,218	870,575

Change in assets and liabilities
(Increase) Decrease in accounts receivable	(39,840)	(26,400)
Decrease in related party receivable	(3,799)	-
(Increase) in other receivable	160,302	(59,688)
Increase in prepaid expense	(8,394)	-
Increase (Decrease) in accounts payable and accrued expenses	179,316	(71,723)
Increase in accrued interest	(9,425)	76,208
Increase in revenue payable	-	48,020
Net cash (used in) operating activities	(323,593)	(720,377)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(274,527)	(5,000)
Net cash used in investing activities	(274,527)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	615,000	590,000
Payment of note payable	-	(250,000)
Payment of related party notes payable	-	(50,000)
Net cash provided by financing activities	615,000	290,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,880	(435,377)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	593,469	557,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$610,349	$121,967

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	-	-

NON CASH TRANSACTIONS:
Conversion of convertible notes payable	$2,800,000	$-
Conversion of accrued interest	217,272	-
Discount from derivative liabilities	615,000	-
Discount to additional paid-in capital from relative fair value of warrants	289,520	-
Settlement of derivative liabilities to additional paid-in capital	4,493,669	-
Discount to notes payable from relative fair value of warrants	-	304,107
Acquisition of oil and gas properties for debt		84,985
The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Nature of Operations and Basis of Presentation

Nature of Operations

4 Phoenix Oil & Gas, LLC, a limited liability company, was formed under the laws of the state of Texas on October 19, 2009 (“Predecessor”).   On August 10, 2010, United American Petroleum Corp. was incorporated under the laws of the state of Nevada (“United”).  United’s principal business was the acquisition and management of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

On October 15, 2010, United purchased the Lozano and Marcee working interests from Predecessor, triggering predecessor accounting and financial statement presentation. Successor company references herein are referring to consolidated information pertaining to United. Predecessor company references herein relate to 4 Phoenix Oil & Gas, LLC a former working interest owner of the Lozano lease.

On December 31, 2010, United entered into a Plan of Merger (the “Merger”) with Forgehouse, Inc., a Nevada corporation (“Forgehouse”) and its then newly formed wholly-owned subsidiary, United PC Acquisition Corp. (“Merger Sub”). Following the closing and pursuant to the Plan of Merger, effective as of December 31, 2010, United merged with and into Merger Sub with United surviving (the “Reverse Merger”). United, as a wholly-owned subsidiary of Forgehouse was then merged with and into Forgehouse, with Forgehouse surviving, and Forgehouse changed its name to United American Petroleum Corp. in connection with such merger.  For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of United.  The merger transaction was deemed to be a reverse acquisition, where the Company (the legal acquirer) is considered the accounting acquiree and United (the legal acquiree) is considered the accounting acquirer. The Company is deemed a continuation of the business of United, and the historical financial statements of United became the historical financial statements of the Company. In these notes, the terms “United,” the “Company,” “we,” “us,” “successor," or “our” mean United American Petroleum Corp. and its subsidiaries.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.            Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through September 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.            Related Party Transactions

As of September 30, 2012, the Company had a related party receivable of $29,517.  As of December 31, 2011, the Company had a related party payable in the amount of $25,718.  The September 30, 2012 balance is related to one company with working interest amounts payable to the Company.  The December 31, 2011 balance is related to two companies with working interest amounts receivable from the Company.  Our directors are also officers in these related companies.  As of September 30, 2012 and December 31, 2011, the Company has presented related party payables on the balance sheet.

4.           Embedded Derivative Liabilities

Conversion Option Liability

As described in Note 7, the Company has issued convertible notes with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as a liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See Note 6 for a reconciliation of the changes in fair value of the Company’s embedded derivative.

December 31, 2010 Convertible Notes (referred to herein as “First Financing”)

On April 13, 2012, the Company converted a $620,000 convertible note into 1,240,000 shares of common stock.  On the conversion date, the Company determined a fair value of $1,280,115 for the conversion option liability for this convertible note using the Black Scholes Option Pricing Model based upon the following:  dividend yield of -0-%, volatility of 108.17%, risk free rate of 0.27% and an expected term of approximately 1.72 years.  The Company recognized a non-cash loss included in other income (expense) of $982,960 preceding conversion for the nine months ended September 30, 2012.

On June 1, 2012, the Company converted $590,000 of its convertible notes into 1,180,000 shares of common stock.  On the conversion date, the Company determined a fair value of $955,179 for these convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 111.24%, risk free rate of 0.25% and an expected term of approximately 1.58 years.  The Company recognized a non-cash loss included in other income (expense) of $668,692 preceding conversion for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, the Company recognized a reduction of embedded derivative from the first installment of its convertible notes in the amount of $2,235,294.  This amount was recorded to additional paid-in capital.

October 14, 2011 Convertible Notes (referred to herein as “Second Financing”)

On June 7, 2012, the Company converted $1,590,000 of its convertible notes into 3,180,000 shares of common stock.  On the conversion date, the Company determined a fair value of $2,258,375 for these convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 102.93%, risk free rate of 0.27% and an expected term of approximately 2.35 years.  The Company recognized a non-cash loss included in other expense of $674,380 preceding conversion for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, the Company recognized a reduction of embedded derivative from the second installment of its convertible notes in the amount of $2,258,375.  This amount was recorded to additional paid-in capital.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.            Detachable Warrants

As described in Note 7, the Company issued convertible notes with detachable warrants. The Company accounted for these detachable warrants in accordance with ASC 470-20, which requires that the Company calculate the relative fair value of the warrants at the grant date and record the relative fair value as a discount to the related note payable with an offset to additional paid-in capital. The Company amortizes the debt discount associated with the warrants over the life of the convertible notes using the effective interest method.

On February 10, 2012, the Company determined a relative fair value of $61,354 for the detachable warrants for the fourth installment of the convertible notes. In calculating the relative fair value of the warrants, the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 110.77%, risk free rate of 1.04% and an expected term of approximately 5 years.

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

On June 4, 2012, the Company determined a relative fair value of $97,313 for the detachable warrants for the fifth installment of the convertible notes. In calculating the relative fair value of the warrants, the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 112.94%%, risk free rate of 0.27% and an expected term of approximately 4.69 years.

A summary of warrant activity for the period from December 31, 2011 through September 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2011	2,185,000	$1.00	3.87 years
Issued	615,000	$1.00	4.17 years
Exercised	-	-	-
Outstanding September 30, 2012	2,800,000	$1.00	3.93 years
Exercisable, September 30, 2012	2,800,000	$1.00	3.93 years

  Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon of its warrants as follows:

Warrants	2,800,000
Reserved shares at September 30, 2012	2,800,000

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

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2012	$1,138,989

Initial recognition of debt derivative from issuance of February 10, 2012, $150,000 convertible note	189,052

Initial recognition of debt derivative from issuance of March 30, 2012, $250,000 convertible note	514,784

Initial recognition of debt derivative from issuance of June 4, 2012, $215,000 convertible note	325,831

Mark to market of debt derivative	2,325,015
Other	1,017

Total debt derivative preceding conversion	4,494,688

Reduction of debt derivative from conversion	(4,494,688)

Debt derivative as of September 30, 2012	$-

During the nine months ended September 30, 2012, the loss on embedded derivatives in the condensed consolidated statement of operations consisted of a loss on the change in fair value of $2,326,032 and a loss of $704,186 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Convertible Note Payable

Credit Facility – October 14, 2011

On October 14, 2011, we entered into a Note and Warrant Purchase Agreement with an investor pursuant to which the investor agreed to lend the Company up to $1,500,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The first installment of $400,000 was delivered on the date of the Purchase Agreement and we issued 400,000 warrants to the investor in connection with the first installment. The notes mature on October 14, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 10%.

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

The sixth installment of $215,000 was delivered on June 4, 2012 and we issued 430,000 warrants in connection with the sixth installment.

Using a pro rata contribution, the Company allocated the proceeds of the February 10, 2012, March 30, 2012 and June 4, 2012, convertible notes (which were delivered during the nine months ended September 30, 2012) first to the relative fair value of the warrants and the remainder to the fair value of the embedded derivative on the date of grant as follows:

Notes issued in 2012

	February 10, 2012	March 30, 2012	June 4, 2012	Total

Total Proceeds	$150,000	$250,000	$215,000	$615,000

Allocated to:

Conversion Option Liability	189,052	514,783	325,831	1,029,666

Relative Fair Value of Warrants	61,354	130,853	97,313	289,520
Total Fair Value of Derivative	250,406	645,636	423,144	1,319,186

Debt Discount	(150,000)	(250,000)	(215,000)	(615,000)

Loss on debt derivative	$100,406	$395,636	$208,144	$704,186

During the nine months ended September 30, 2012 and 2011, the Company amortized $2,155,448 and $85,234 of the debt discount to interest expense.  The debt discount from the convertible notes was immediately expensed upon the conversion of the convertible notes during the period ended September 30, 2012.

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

October 14, 2011 Convertible Note Installments (referred to herein as “Second Financing”)

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

8.   Subsequent Events

On October 11, 2012, the Company filed with the Nevada Secretary of State, a Certificate of Designations, Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (the “Designation”).  The Designation, which was approved by the Board of Directors on October 9, 2012, provided for the designation of a series of 1,000 shares of Series B Preferred Stock, par value $0.001 (the “Series B Preferred Stock”).  The Series B Preferred Stock has no dividend rights, no liquidation preference, no redemption rights and no conversion rights. The Series B Preferred Stock has the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series B Preferred Stock.  No shares of the Company’s newly designated Series B Preferred Stock have been issued.

The Company also filed a Certificate of Withdrawal with the Secretary of State of Nevada on October 11, 2012, which terminated its previous designation of Series A Convertible Preferred Stock, of which no shares were outstanding as of such termination.

On October 31, 2012, the Company dissolved its wholly owned subsidiary, Northern Future Energy Corporation.

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

Critical Accounting Policy and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

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

As of September 30, 2012, there were no outstanding employee stock options.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Overview.   United American Petroleum Corp. (“we” or the “Company”), formerly Forgehouse, Inc., was incorporated in the State of Nevada on November 19, 2004. On December 31, 2010, we entered into and closed an Agreement and Plan of Merger (“Merger Agreement”) with our then newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation (“Merger Sub”), and United American Petroleum Corp., a Nevada Corporation (“United”) (the “Merger Transaction”), pursuant to which Merger Sub merged with and into United with United surviving, making United our new wholly-owned subsidiary. Immediately thereafter and pursuant to the Merger Agreement, United merged with and into the Company, with the Company surviving and we changed our name to “United American Petroleum Corp.” In connection with the Merger Transaction, we assumed all of United’s contractual obligations and acquired certain oil and gas properties of United located in Texas.   The Merger Transaction was deemed to be a reverse acquisition, where the Company (the legal acquirer) is considered the accounting acquiree and United (the legal acquiree) is considered the accounting acquirer. The Company is deemed a continuation of the business of United, and the historical financial statements of United became the historical financial statements of the Company.

Recent Events.

On October 11, 2012, the Company filed with the Nevada Secretary of State, a Certificate of Designations, Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (the “Designation”).  The Designation, which was approved by the Board of Directors on October 9, 2012 and authorized under the Company’s Articles of Incorporation, which provides the Board of Directors the right to designate series of preferred stock, provided for the designation of a series of 1,000 shares of Series B Preferred Stock, par value $0.001 (the “Series B Preferred Stock”).  The Series B Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series B Preferred Stock.

No shares of the Company’s newly designated Series B Preferred Stock have been issued.

The Company also filed a Certificate of Withdrawal with the Secretary of State of Nevada on October 11, 2012, which terminated its previous designation of Series A Convertible Preferred Stock, of which no shares were outstanding as of such termination.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2012, together with notes thereto, which are included in this Quarterly Report.

Results of Operations for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Revenues.  We had total revenues of $245,707 for the three months ended September 30, 2012, which were generated from oil and gas sales of $194,723 and administrative revenue of $50,894.  This was a $178,824 increase from total revenues of $66,883 for the three months ended September 30, 2011, which were generated from oil and gas sales of $48,460 and administrative revenue of $18,423.

Our administrative revenue increase was a result of income derived from well administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests.

The following table sets forth the revenue and production data for the three months ended September 30, 2012 and 2011.

	THREE MONTHS ENDED SEPTEMBER 30, 2012	THREE MONTHS ENDED SEPTEMBER 30, 2011	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$194,723	$48,460	$146,263	302%
Administrative revenues	50,984	18,423	32,561	177%
Total Revenues	$245,707	$66,883	$178,824	267%

PRODUCTION:
Total production (BOE)	2,012	560	1,452	259%
BOPD	22.05	6.14	15.91	259%

AVERAGE SALES PRICES:
Price per BOE	$98.78	$86.54	$10.22	12%

For the three months ended September 2012, we increased total barrels of oil equivalent (BOE) produced by 259% over the same period in the prior year.  For the three months ended September 30, 2012 and 2011, total BOE produced was 2,012 and 560, respectively.  The increase in oil and gas production and revenues is primarily related to production increases on the Lozano, McKenzie, and Welder properties.  The Company conducted workover procedures on these properties during 2012 which has yielded significant increases in production for the current year’s period over the prior year’s period.

During the three months ended September 30, 2012, we increased our barrels of oil per day (BOPD) produced to an average of 22.05 BOPD from 6.14 BOPD for the three months ended September 30, 2012.

Operating Expenses.  For the three months ended September 30, 2012, our total operating expenses were $404,508, which consisted of lease operating expenses of $105,827, accretion expense of $1,757, depletion expense of $21,922, and general and administrative expenses of $275,002.  By comparison, for the three months ended September 30, 2011, our total operating expenses were $181,207, which consisted of lease operating expenses of $26,193, accretion expense of $258, depletion expense of $1,475, and general and administrative expenses of $153,281.

The following table sets forth information relating to our operating expenses for the three months ended September 30, 2012 and 2011.

	THREE MONTHS ENDED SEPTEMBER 30, 2012	THREE MONTHS ENDED SEPTEMBER 30, 2011	INCREASE (DECREASE)	% INCREASE (DECREASE)
LEASE OPERATING EXPENSES
Lease and well operating expenses	$42,474	$10,034	$32,440	323%
Workover expenses	61,063	6,639	54,423	820%
Legal, title and administrative well expenses	2,290	9,520	(7,230)	(76	% )
Total Lease Operating Expenses	$105,827	$26,193	$79,634	304%

DEPRECIATION AND ACCRETION EXPENSE
Depreciation and Accretion expense	23,679	1,733	21,946	1,266%

GENERAL AND ADMINISTRATIVE EXPENSE
Public reporting and compliance related expense	89,565	50,478	37,087	77%
Employee and officer expenses	130,753	62,382	68,371	110%
Other general and administrative expenses	54,684	40,421	14,263	35%
Total General AND Administrative Expenses	$275,002	$153,281	$121,721	79%

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, we incurred increases in lease and well operating expenses of $32,440 or 323% related to the properties acquired in 2012 and increases in production activities on our properties.  During the three months ended September 30, 2012, we worked over the Lozano property resulting in an increase to workover expenses of $54,423 or 820%, from the prior period.

During the three months ended September 30, 2012 compared to the three months ended September 30, 2011, our depreciation and accretion expenses increased by $21,946 or 1,266% due to an increase in our production and producing properties.

The increase in general and administrative expenses of $121,720 or 79% during the three months ended September 30, 2012, compared to the prior period, was largely due to increases in public reporting and compliance related expenses and employee and officer expenses of $39,086 and $68,371, respectively.  These increases are directly attributable to our cost of operating as a public company.

Net Operating Loss.  For the three months ended September 30, 2012, our total net operating loss was $158,801 as compared to a net operating loss of $114,324 from the prior period, an increase of $44,477 or 39% from the prior period. Our net operating loss increased over the prior period due to workover procedures and costs related to operating as a public company, which were offset by increases in oil and gas sales.

Other Income (Expense).   For the three months ended September 30, 2012, we had interest income of $21,548 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest expense of $38,713 for the three months ended September 30, 2011, relating to our outstanding convertible promissory notes.

Net Income (Loss).    For the three months ended September 30, 2012, our net loss was $137,253, as compared to a net loss of $642,783 for the three months ended September 30, 2011, a decrease in net loss of $505,530 or 78.6% from the prior period.

Results of Operations for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Revenues.  We had total revenues of $525,997 for the nine months ended September 30, 2012, which were generated from oil and gas sales of $376,140 and administrative revenue of $149,857.  This is in comparison to revenues of $144,169 for the nine months ended September 30, 2011, which were generated from oil and gas sales of $72,192 and administrative revenue of $71,977.

Our administrative revenue increase was a result of income derived from well administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests.

The following table sets forth the revenue and production data for the nine months ended September 30, 2012 and 2011.

	NINE MONTHS ENDED SEPTEMBER 30, 2012	NINE MONTHS ENDED SEPTEMBER 30, 2011	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$376,140	$72,192	$303,948	421%
Administrative revenues	149,857	71,977	77,780	108%
Total Revenues	$525,997	$144,169	$381,828	265%

PRODUCTION:
Total production (BOE)	4,346	948	3,398	358%
BOE per day	15.88	3.46	12.42	359%

AVERAGE SALES PRICES:
Price per BOE	$86.55	$76.15	$10.39	14%

For the nine months ended September 2012, we increased total BOE produced 358% over the same period in the prior year.  For the nine months ended September 30, 2012 and 2011, total BOE produced was 4,346 and 948, respectively.  The increase in oil and gas production and revenues is primarily related to production increases on the Lozano, McKenzie, and Welder properties.  We conducted workover procedures on these properties during 2012 which has yielded significant increases in production over the prior year’s production for the same period.

Operating Expenses.    For the nine months ended September 30, 2012, our total operating expenses were $1,114,302, which consisted of lease operating expenses of $343,531, accretion expense of $5,271, depletion expense of $57,224, and general and administrative expenses of $708,276.  By comparison, for the nine months ended September 30, 2011, our total operating expenses were $761,153, which consisted of lease operating expenses of $41,310, accretion expense of $763, depletion expense of $5,677, and general and administrative expenses of $713,403. The increase in lease operating expenses between the comparable periods is due to workovers that we conducted on our wells.

The following table sets forth information relating to our operating expenses for the nine months ended September 30, 2012 and 2011.

	NINE MONTHS ENDED SEPTEMBER 30, 2012	NINE MONTHS ENDED SEPTEMBER 30, 2011	INCREASE (DECREASE)	% INCREASE (DECREASE)
LEASE OPERATING EXPENSES
Lease and well operating expenses	$200,584	$18,123	$182,461	1,007%
Workover expenses	139,731	8,994	130,737	1,454%
Legal, title and administrative well expenses	3,216	14,193	(10,977)	(77%)
Total Lease Operating Expenses	$343,531	$41,130	$302,221	732%

DEPLETION AND ACCRETION EXPENSE
Depreciation and Accretion expense	62,495	6,440	56,055	870%

GENERAL AND ADMINISTRATIVE EXPENSE
Public reporting and compliance related expense	353,425	339,509	13,916	4%
Employee and officer expenses	242,200	253,546	(11,346)	(4%)
Other general and administrative expenses	112,651	120,348	(7,697)	(6%)
Total General and Administrative Expenses	$708,276	$713,403	$(5,127)	(1%)

For the nine months ended September 30, 2012 compared to the nine months ended September 31, 2011, we incurred increases in lease and well operating expenses of $182,461 due to properties acquired in 2012 and increases in production activities on our properties.  During the nine months ended September 30, 2012, the Company worked over the Lozano property resulting in an increase to workover activity of $130,737.

During the nine months ended September 30, 2012 compared to the nine months ended September 31, 2011, our depreciation and accretion expenses increased by $56,055 due to an increase in our production and producing properties.

General and administrative expenses decreased during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, largely due to decreases in employee and officer expenses and other general and administrative expenses of $11,346 and $7,697, respectively, offset by an increase of $13,916 in public reporting and compliance related expense.

Net Operating Loss.  For the nine months ended September 30, 2012, our total net operating loss was $588,305 as compared to a net operating loss of $616,984 for the nine months ended September 30, 2011.  Our net operating loss decreased over the prior period mainly due to increases in oil and gas sales of $381,828, which were offset by a $302,221 increase in lease operating expenses, associated with the workover of the Company’s wells during 2012.

Other Expenses.   For the nine months ended September 30, 2012, we recognized interest expense in the amount of $2,252,939 and a loss on embedded derivatives of $3,030,218 related to converted notes payable.  This is in comparison to accrued interest expense in the amount of $161,484 and a loss on embedded derivatives of $870,575 for the nine months ended September 30, 2011.

Net Loss.   For the nine months ended September 30, 2012, our net loss was $5,871,462, as compared to a net loss of $1,649,043 for the nine months ended September 30, 2011.  The $4,222,419 increase in our net loss between the comparable periods was mainly related to the increase in interest expense and loss on embedded derivatives related to our convertible notes payable for the nine months ended September 30, 2012, compared to the prior period and the increase in operating expenses, offset by the increase in revenues.

Liquidity and Capital Resources.  During the nine months ended September 30, 2012, we used $323,593 in operations, $274,527 in investing activities, related solely to property acquisitions and received $615,000 of cash from financing activities, related directly to proceeds on convertible notes.  Our convertible notes are described below.

First Note and Warrants.    On December 31, 2010, we entered into a credit facility with one investor, whereby the investor agreed to lend up to $2,250,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share (the “First Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment (the “First Warrants”). The notes were due on December 31, 2013, or upon default, whichever was earlier, and accrued interest at the annual rate of 10%. Pursuant to the credit facility, we issued the following notes and warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
December 31, 2010	$620,000	620,000
January 20 , 2011	$150,000	150,000
March 9, 2011	$250,000	250,000
June 20, 2011	$75,000	75,000
June 30, 2011	$115,000	115,000

TOTAL	$1,210,000	1,210,000

The agreement provided that the investor would lend additional amounts to us in installments, as requested by us; provided that we provided the proposed use of proceeds for each requested amount.

On April 13, 2012, we issued 1,240,000 shares of our common stock to the investor who elected to convert the outstanding principal amount of $620,000 due on its First Note dated December 31, 2010 into shares of our common stock at a conversion price of $0.50 per share.

On June 1, 2012, we issued an additional 1,180,000 shares of our common stock to the investor who elected to convert the remaining outstanding principal amount of $590,000 due on its First Notes dated January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 into shares of our common stock at a conversion price of $0.50 per share.

On June 11, 2012, we issued 300,481 shares of our common stock to the investor who elected to convert all of the accrued interest due on its First Notes dated December 31, 2010, January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 into shares of our common stock at a conversion price of $0.50 per share. Following such conversions, the First Notes are no longer outstanding and we extinguished $1,210,000 in principal and $150,240.11 in accrued and unpaid interest due under the First Notes in connection with such conversions.

Second Note and Warrants.   On October 14, 2011, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor agreed to lend up to $1,500,000 to us in multiple installments in exchange for convertible promissory notes with a conversion price of $0.50 per share (the “Second Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment (the “Second Warrants”). On June 4, 2012, we and the investor agreed to increase the total amount of the credit facility to $1,590,000.  Pursuant to the credit facility, we issued the following notes and warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
October 14, 2011	$400,000	400,000
November 29, 2011	$550,000	550,000
December 19, 2011	$25,000	25,000
February 10, 2012	$150,000	150,000
March 30, 2012	$250,000	250,000
June 4, 2012	$215,000	215,000

TOTAL	$1,590,000	1,590,000

The agreement provided that the investor would lend additional amounts to us in installments, as requested by us; provided that we provide the proposed use of proceeds for each requested amount.

On June 7, 2012, we issued 3,314,062 shares of our common stock to the investor who elected to convert the outstanding principal amount of $1,590,000 and all of the accrued interest due on its convertible promissory notes dated October 14, 2011, November 29, 2011, December 19, 2011, February 10, 2012, March 30, 2012, and June 4, 2012 into shares of common stock at a conversion price $0.50 per share.   Following such consummation, the Second Notes are no longer outstanding and we extinguished $1,590,000 in principal and $67,030.56 in accrued and unpaid interest due under the Second Notes.

As of September 30, 2012, we had current liabilities in the amount of $742,808, of which $321,082 were represented by accounts payable and accrued liabilities and $421,726 represented by other payable.  As of September 30, 2012, we had long-term liabilities consisting of an asset retirement obligation of $61,283.

We had no other liabilities and no other long term commitments or contingencies as of September 30, 2012.

As of September 30, 2012, we had total current assets of $723,505, consisting of cash of $610,349, accounts receivable of $75,245, related party receivable of $29,517 and prepaid expenses of $8,394.

As of September 30, 2012, we had a working capital deficit of $19,303 and an accumulated deficit of $7,050,455.

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

During the remainder of 2012 and through 2013, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) expected expenses related to the exploration and development of our properties; (iii) expected expenses related to repair and maintenance costs on wells that are currently producing and (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We are in the exploration stage, have limited revenue and have incurred net losses to date.  These factors raise substantial doubt about our ability to continue as a going concern.   No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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

Off-Balance Sheet Arrangements.   We have no off-balance sheet arrangements as of September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures. Based upon the evaluation by our principal executive and principal financial officer, of those controls and procedures, performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective due to our over reliance on consultants in our accounting and financial statement closing processes.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K/A filed with the Commission on October 19, 2012, which risk factors are incorporated by reference herein, and investors are encouraged to read and review the risk factors included in the Form 10-K prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 3.03 – Material Modification to Rights of Security Holders” and “Item 5.03 – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Events”, on October 11, 2012, the Company filed with the Nevada Secretary of State, a Certificate of Designations, Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (the “Designation”).  The Designation, which was approved by the Board of Directors on October 9, 2012 and authorized under the Company’s Articles of Incorporation, which provides the Board of Directors the right to designate series of preferred stock, provided for the designation of a series of 1,000 shares of Series B Preferred Stock, par value $0.001 (the “Series B Preferred Stock”).  The Series B Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series B Preferred Stock. No shares of the Company’s newly designated Series B Preferred Stock have been issued.

The Company also filed a Certificate of Withdrawal with the Secretary of State of Nevada on October 11, 2012, which terminated its previous designation of Series A Convertible Preferred Stock, of which no shares were outstanding as of such termination.

Item 6.  Exhibits.

3.1	Certificate of Designations of Series B Preferred Stock (1)
3.2	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (1)
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins*	XBRL Instance Document (1)
101.sch*	XBRL Taxonomy Schema Document (1)
101.cal*	XBRL Taxonomy Calculation Linkbase Document (1)
101.lab*	XBRL Taxonomy Label Linkbase Document (1)
101.pre*	XBRL Taxonomy Presentation Linkbase Document (1)
 (1)       Filed herewith.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: November 14, 2012	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)

Exhibit Index

3.1	Certificate of Designations of Series B Preferred Stock (1)
3.2	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (1)
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins*	XBRL Instance Document (1)
101.sch*	XBRL Taxonomy Schema Document (1)
101.cal*	XBRL Taxonomy Calculation Linkbase Document (1)
101.lab*	XBRL Taxonomy Label Linkbase Document (1)
101.pre*	XBRL Taxonomy Presentation Linkbase Document (1)

(1)       Filed herewith.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.