Form 10-K
period 2012-12-31
United American Petroleum Corp.
filed 2013-04-16
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

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

Securities registered under Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes    ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes    ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☒ No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $14,884,543.

As of April 14, 2013, there were 50,339,543 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Our Business.   We are an exploration company engaged in the acquisition, exploration, development and production of oil and gas properties.  Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.  Our primary focus is to develop our properties that have potential for near-term production, We also provide operational expertise for several third party well owners out of our operational base in Austin, Texas. We currently have proved reserves in the State of Texas.

Our Subsidiaries

Northern Future Energy Corp.   In addition to our properties located in Texas, we also own certain oil and gas interests located near Anchorage, Alaska, through our wholly-owned subsidiary, Northern Future Energy Corp.  Northern Future Energy Corp. acquired an oil and gas lease for State of Alaska Oil and Gas Lease ADL 391120 Tract: CI2006-464, which contains approximately 545 acres, pursuant to a Purchase Agreement dated November 2009.  Production on the properties has not commenced and there can be no assurance that any hydrocarbons will be economically recoverable, if at all. As of the date of this report, the Company is evaluating its ability to pursue production activities on this property.

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

UAP Management, LLC.   On January 13, 2011, we formed our wholly-owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Interests in Bastrop county, Texas. UAP Management, LLC, has not undergone bankruptcy, receivership, or any similar proceeding.

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

Intellectual Property. We do not presently own any copyrights, patents or trademarks. We own the Internet domain name www.unitedamericanpetroleum.com, which includes information we do not desire to incorporate by reference into this filing. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Government Regulation .  Our oil and gas operations are subject to various federal, state, and local governmental regulations.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties, and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.  The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial, and local laws and regulations relating primarily to the protection of human health and the environment.  To date, our expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees .  As of December 31, 2012, we have three employees.  We expect to utilize independent contractors, consultants, and other personnel from time to time in a cost effective manner to assist in our business efforts.

Our Facilities. As of December 31, 2012, we maintain our corporate offices for approximately $250 per month on a month to month basis.  We also maintain our operational offices for $1,600 per month on a month to month basis.  We believe our current office space and facilities are sufficient to meet our current and future needs.  We do not anticipate the need to secure additional space.

Internet Website.   Our website is located at www.unitedamericanpetroleum.com . Our website describes each of our oil and gas projects, our management and provides additional information regarding our industry.

Legal Proceedings. We are not a party to any pending legal proceeding.

Item 1A. Risk Factors.

In addition to the other information in this filing, the following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative in nature and involves a lot of risks. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his investment.

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

We are an exploration stage company that is currently developing our business. To date, our revenues have not been sufficient to support our operating and other expenses. The success of our business operations will depend upon our ability to further develop our properties and increase our revenues. We are not able to predict whether we will be able to develop our properties and generate more substantial revenues. If we are not able to complete the successful development of our business, generate more substantial revenues and attain sustainable operations, then our business will fail.

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For fiscal years 2012 and 2011, United American Petroleum Corp., had revenue of $551,296 and $210,814 and a net loss of $6,077,652 and $1,083,341, respectively.  We cannot guarantee that our future operations will result in net income. We may not be able to operate profitability on a quarterly or annual basis in the future and we will likely continue to have net losses for the foreseeable future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

We will need additional financing to execute our business plan.

The revenues from our current operations are not sufficient to support our operating costs and anticipated drilling programs. We will need substantial additional funds to:

•	effectuate our business plan;
•	fund the acquisition, exploration, development and production of oil and natural gas in the future;
•	fund future drilling programs; and
•	hire and retain key employees

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

We currently have proved reserves in Texas. We rely on independent third party petroleum engineering firms to calculate reserve estimates. There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. In general, estimates of economically recoverable oil and gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of our products, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

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

Our properties are held in the form of leases and working interests in operating agreements and leases. If the specific requirements of such licenses, leases and working interests are not met, the lease or working interest may terminate or expire.

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

Our success depends in large measure on certain key personnel, including Michael Carey, our President and Chief Executive Officer and Ryan Hudson, our Secretary and Chief Operating Officer. The loss of the services of Mr. Carey and/or Mr. Hudson could significantly hinder our operations.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for Mr. Carey or Mr. Hudson. In addition, the competition for qualified personnel in the oil industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

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

Risks Related to our Common Stock

The exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

If the price per share of our common stock at the time of conversion of our senior secured convertible promissory notes, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of December 31, 2012, we had warrants to purchase up to 2,800,000 shares of our common stock at an exercise price of $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

 The issuance of common stock upon conversion of the Convertible Notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Notes (defined and described below under “Liquidity and Capital Resources”) will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Convertible Notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Notes. Although the Convertible Notes may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holders of the Convertible Notes from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.99% limit. In this way, the holders of the Convertible Notes could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the Convertible Notes choose to do this, it will cause substantial dilution to the then holders of our common stock.

The continuously adjustable conversion price feature of our Convertible Notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Convertible Notes. The Convertible Notes are convertible into shares of common stock at a conversion price equal to (a) the lesser of $0.11 per share or 60% of the lowest trading price of the Company’s common stock in the 25 days prior to any conversion (subject to certain adjustments), and (b) the greater of (i) 60% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (ii) $0.00005 per share, respectively. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Notes may encourage the holder of the Convertible Notes to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Notes are convertible into shares of our common stock at a discount to the trading price of our common stock as discussed above. The significant downward pressure on the price of our common stock as the holders of the Convertible Notes convert and sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

The Company has established preferred stock which can be designated by the Company’s directors without shareholder approval and has established Series B Preferred Stock, which gives the holders majority voting power over the Company.

The Company has 10,000,000 shares of preferred stock authorized and 1,000 shares of Series B Preferred Stock designated.  As of the filing date of this report, the Company has 1,000 Series B Preferred Stock shares issued and outstanding, which shares are held by Michael Carey, the Company’s Chief Executive Officer, President and Director (500 shares), and Ryan Hudson, the Company’s Chief Operating Officer, Secretary and Director (500 shares). The Series B Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to, at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series B Preferred Stock, or effect any reclassification of the Series B Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series B Preferred Stock.

Additional shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company, prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s shareholders, shareholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. As a result of this, the Company’s shareholders may have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

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

Item 2.  Properties.

Our Facilities. As of December 31, 2012, we maintain our corporate offices for approximately $200 per month on a month to month basis.  We also maintain our operational offices of approximately 1,600 square feet for $1,600 per month on a month to month basis.  We believe our current office space and facilities are sufficient to meet our current and future needs .

Our Properties.   On December 31, 2010, we completed the acquisition of United pursuant to the Merger Agreement.  As a result of the Merger Transaction and other acquisitions during the fiscal year 2011 and 2012, we own the following interests in the following oil and gas properties in Texas:

The Marcee 1 Interest. We own a 100% working interest in the Marcee 1 Tract, which is located on approximately 112 acres of land in Gonzalez County, Texas (“Marcee 1 Tract”).  We have recently completed a workover on the well to increase oil production.  We have discovered an abundance of gas being produced with the oil, which is currently being tested for saleable quality.

The Lozano Interest.   We own a 100% working interest in the Hector Lozano Tract, which is located on approximately 110 acres, located in Frio County, Texas (“Lozano Tract”). The Lozano Tract is a producing asset with three wells with proven reserves. The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future.  All three wells are currently producing a total of 4-5 barrels of oil per day.  Historically these wells have produced a total of 10-12 barrels of oil per day.

Pursuant to the Merger Agreement, we also acquired all of United’s rights and interests in all operating agreements in all wells for which United was currently operating. We also acquired all of United’s assets used in the business conducted at the Marcee 1 Tract and the Lozano Tract or at any well that United acts as the operator, including certain furniture and equipment.

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

At the time of our acquisition of the Patriot Interests, all wells were shut in due in part but not limited to Patriot’s insufficient payment of operating expenses to maintain the Patriot Interests.  During fiscal year 2011 and 2012, we performed minor work on various wells and are in the process of beginning workovers on wells on each of the leases.  We expect the workovers to begin in April 2013 and conclude in August 2013.  We expect we will have to expend significant capital to maintain the Patriot Interests.

The Gabriel and Rosser Interests.   On January 28, 2011, we acquired certain oil and gas interests located in Bastrop County, Texas, (“Gabriel Interests”) from Gabriel Rosser, LP (“Gabriel”).  The Gabriel Interests include  Gabriel's undivided 50.83% working interest and 39.131% revenue interest in as the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1 wells .At the time of our acquisition of the Gabriel Interests, all wells were not producing. The Gabriel Interests comprise over 400 acres, with approximately 10 wells that were shut in. As of the date of this report , the Company has performed workover procedures on certain wells in the Gabriel and production has commenced.

The Mckenzie State Well Interests. On November 30, 2011, we acquired one hundred percent (100%) of McKenzie’s working interest in the McKenzie State Well No. 1, located in Pecos County, Texas from McKenzie Oil Corp. (“McKenzie”)  in exchange for an aggregate cash sum of $550,000 and 50,000 shares of our common stock.   As of the date of this report, the Company has performed workover procedures on certain wells in the McKenzie and production has commenced.  In addition to the production from this current zone, several additional horizons (which are productive in the area) have been identified in the McKenzie well, which could be tested and potentially produced in the future.

Company Reserve Estimates. Our proved reserve information as of December 31, 2012 was estimated by Mire and Associates, Inc. (“Mire”), independent petroleum engineers. Our proved reserve information as of December 31, 2011 was estimated by Nova Resources, Inc (“Nova”), and  Mire, independent petroleum engineers. In accordance with SEC guidelines, Nova’s and Mire’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2012 through December 31, 2012, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

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

Additional information regarding our oil and gas properties and reserve information can be found in Note 19 to the audited financial statements for the years ended December 31, 2012 and 2011, attached hereto.

Our Acreage and Wells.  We own mineral interests leases on the following productive wells, developed acreage and undeveloped acreage in Texas.  Other properties outside of Texas have been excluded from this table.

	December 31, 2012				December 31, 2011
	Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States - Texas

Gross & Net Productive Wells	88	11	1	1	88	11	2	1

Gross & Net Developed Acreage	1,553	480	325	149	1,553	480	325	149
Gross & Net Undeveloped Acreage	1,572	344	557	29	1,572	344	557	29

Production. For the year ended December 31, 2012, we had production from our Lozano, Marcee, McKinney and Patriot leases located in six Texas counties: Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger.  The Company produced approximately 5,823 barrels of oil (bbls)and 234 thousand cubic feet of natural gas (Mcf) on a net basis.

For the year ended December 31, 2011, we only had production from our interest in the Lozano lease located in Frio County, Texas.  The Company produced approximately 1,310 barrels and 542 Mcf on a net basis.

Drilling Activity.  During the year ended December 31, 2012, the Company did not perform any new drilling activities.

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

Item 3.  Legal Proceedings.

We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information .  Our common stock, par value $.001, is quoted on the OTC Bulletin Board and OTCQB under the symbol “UAPC”.   For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2012
First Quarter	$1.49	$0.35
Second Quarter	1.49	0.80
Third Quarter	0.49	0.23
Fourth Quarter	0.23	0.09

	High ($)	Low ($)
Fiscal Year 2011
First Quarter	$1.50	$0.22
Second Quarter	1.05	0.80
Third Quarter	0.95	0.85
Fourth Quarter	0.85	0.40

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

Holders.   On April 14, 2013, we had approximately 50,339,443 shares of common stock issued and outstanding held by 26 stockholders of record.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized For Issuance Under Equity Compensation Plans.  Effective on or around January 22, 2008, shareholders holding a majority of the Company’s voting securities approved the Company’ 2008 Incentive Plan (the “Plan”), which was previously approved by the then sole director of the Company on January 2, 2008. The Plan provided for the issuance of a total of up to 3,000,000 shares of common stock, options, restricted share units, share appreciation rights and other share based awards to acquire common stock to employees, directors and consultants.  A total of 1,877,000 options were granted during the year ended December 31, 2008, which options were subsequently forfeited during the years ended December 31, 2009 and 2008.  The Company does not anticipate issuing any additional shares of common stock under the Plan moving forward.

The following table provides information as of December 31, 2012 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	3,000,000	-	3,000,000
Equity compensation plans not approved by the security holders	-	-	-
Total	3,000,000	-	3,000,000

Recent Sales of Unregistered Securities.

During the fourth quarter ended December 31, 2012, the Company issued the following restricted securities to employees and consultants in consideration for services rendered.

On December 21, 2012, the Company issued an employee 80,000 shares of common stock as share based compensation.

On December 21, 2012, the Company issued an independent oil and gas advisor 125,000 shares of common stock as share based compensation.

On December 21, 2012, the Company issued an independent investor relations advisor 100,000 shares of common stock as share based compensation.

The Company claims an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act.

On (a) January 31, 2013, the Company sold a Note to JMJ Financial in the initial amount of $50,000; and (b) February 19, 2013, the Company sold a $103,500 Convertible Note to Asher Enterprises, Inc. (“Asher”), each in transactions exempt from registration as provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act. JMJ Financial and Asher are “accredited investors,” as such term is defined in Rule 501(a) of Regulation D of the Securities Act. The sale of the Note and Convertible Note did not involve a public offering and were made without general solicitation or general advertising. JMJ and Asher acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Neither the Note nor the Convertible Note or the underlying shares of common stock issuable upon the conversion thereof have been registered under the Securities Act and none may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The sale of the Note and Convertible Note did not involve a public offering and were made without general solicitation or general advertising. JMJ and Asher acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Neither the Note nor the Convertible Note or the underlying shares of common stock issuable upon the conversion thereof have been registered under the Securities Act and none may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

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

As of December 31, 2012, there were no outstanding employee stock options.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Overview.   United American Petroleum Corp. (“we” or the “Company”), formerly Forgehouse, Inc., was incorporated in the State of Nevada on November 19, 2004. On December 31, 2010, we entered into and closed an Agreement and Plan of Merger (“Merger Agreement”) with our then newly formed wholly-owned subsidiary, United PC Acquisition Corp., a Nevada corporation (“Merger Sub”), and United American Petroleum Corp., a Nevada Corporation (“United”) (the “Merger Transaction”), pursuant to which Merger Sub merged with and into United with United surviving, making United our wholly-owned subsidiary. Immediately thereafter and pursuant to the Merger Agreement, United merged with and into the Company, with the Company surviving and we changed our name to “United American Petroleum Corp.” In connection with the Merger Transaction, we assumed all of United’s contractual obligations and acquired certain oil and gas properties of United located in Texas.   The Merger Transaction was deemed to be a reverse acquisition, where the Company (the legal acquirer) is considered the accounting acquiree and United (the legal acquiree) is considered the accounting acquirer. The Company is deemed a continuation of the business of United, and the historical financial statements of United became the historical financial statements of the Company.

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

A total of 1,000 shares of the Company’s Series B Preferred Stock, 500 shares each, have not been issued as of the date of this report to the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director, Michael Carey, and the Company’s Chief Operating Officer, Secretary and Director, Ryan Hudson.

The Company also filed a Certificate of Withdrawal with the Secretary of State of Nevada on October 11, 2012, which terminated its previous designation of Series A Convertible Preferred Stock, of which no shares were outstanding as of such termination.

During the three month period ended March 31, 2013, the Company secured certain funding from external sources including two convertible notes payable in the amount of approximately $140,000 as described in detail below.  The Company additionally solicited $114,000 of funds from working interest partners to cover non-consenting working interest partners’ portions of workover costs on the Merrick Davis, Crouch and Lane Heady properties.  As of the date of this report, the Company has completed workovers on these properties and is awaiting production results.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2012, together with notes thereto, which are included in this Annual Report.

Results of Operations for the twelve months ended December 31, 2012, as compared to the twelve months ended December 31, 2011.

Revenues .  We had total revenues of $551,295 for the twelve months ended December 31, 2012, which were generated from oil and gas sales of $512,088 and administrative revenue of $39,207.  This was a $340,481 increase from total revenues of $210,814 for the twelve months ended December 31, 2011, which were generated from oil and gas sales of $141,362 and administrative revenue of $69,452.

Administrative revenues decreased during fiscal year 2012 from administrative revenues in fiscal year 2011 due to a reduction in the online wells managed by the Company.

During 2012, the Company was required to reclassify certain administrative and operator fees from revenue to reduce our lease operating and general and administrative expenses.  Our administrative revenues, as presented within this report for the years ended December 2012 and 2011, are administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for properties which the company owns no portion of, for managing and accounting for the development and production of their oil and gas property interests.

The following table sets forth the revenue and production data for the twelve months ended December 31, 2012 and 2011.

	TWELVE MONTHS ENDED DECEMBER 31,	TWELVE MONTHS ENDED DECEMBER 31,	INCREASE	% INCREASE
	2012	2011	(DECREASE)	(DECREASE)
REVENUES
Oil and Gas Revenues	$512,088	$141,362	$370,726	262%
Administrative revenues	39,207	69,452	(30,245)	(44%)
Total Revenues	$551,295	$210,814	$340,481	162%

PRODUCTION:
Total production – barrels of oil equivalent (BOE)	6,057	1,400	4,657	333%
Barrels of Oil Per Day (BOPD)	16.60	3.84	12.76	333%

AVERAGE SALES PRICES:
Price per BOE	$84.54	$100.95	$(16.41)	(16%)

For the twelve months ended December 31, 2012, we increased total barrels of oil equivalent (BOE) produced by 333% over the same period in the prior year.  For the twelve months ended December 31, 2012 and 2011, total BOE produced was 6,057 and 1,400 respectively.  The increase in oil and gas production and revenues is primarily related to production increases on the Lozano, McKenzie, and Welder properties.  The Company conducted workover procedures on these properties during 2012 which has yielded significant increases in production for the current year’s period over the prior year’s period.

During the twelve months ended December 31, 2012, we increased our barrels of oil per day (BOPD) produced to an average of 16.60 BOPD from 3.84 BOPD for the twelve months ended December 31, 2011.

Operating Expenses.  The following table sets forth information relating to our operating expenses for the twelve months ended December 31, 2012 and 2011.

	TWELVE MONTHS ENDED DECEMBER 31,	TWELVE MONTHS ENDED DECEMBER 31,	INCREASE	% INCREASE
	2012	2011	(DECREASE)	(DECREASE)
LEASE OPERATING EXPENSES
Lease and well operating expenses	$237,208	$5,751	$231,457	4,024%
Workover expenses	141,861	49,618	92,243	186%
Legal, title and administrative well expenses	21,105	8,019	13,086	163%
Total Lease Operating Expenses	$400,174	$63,389	$336,785	(531%)

DEPRECIATION AND ACCRETION EXPENSE
Depreciation and Accretion expense	117,499	21,817	95,682	439%

GENERAL AND ADMINISTRATIVE EXPENSE
Public reporting and compliance related expense	432,056	391,064	40,992	10%
Employee and officer expenses	233,622	228,717	4,905	2%
Other general and administrative expenses	162,463	203,598	(41,135)	(20%)
Total General and Administrative Expenses	$828,141	$823,379	4,762	1%

TOTAL OPERATING EXPENSES	$1,345,814	$908,584	$437,230	48%

For the twelve months ended December 31, 2012, our total operating expenses were $1,345,814, which consisted of lease operating expenses of $400,174, accretion expense of $3,514, depletion expense of $113,985, and general and administrative expenses of $828,141.  By comparison, for the twelve months ended December 31, 2011, our total operating expenses were $908,584, which consisted of lease operating expenses of $63,389, accretion expense of $2,592, depletion expense of $19,225, and general and administrative expenses of $823,379.

For the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011, we incurred increases in lease and well operating expenses of $231,457 or 4,024% related to the properties acquired in 2012 and increases in production activities on our properties.  During the twelve months ended December 31, 2012, we worked over the Lozano property resulting in an increase to workover expenses of $92,243 or 186%, from the prior period.

During the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011, our depreciation and accretion expenses increased by $95,682 or 439% due to an increase in our production and producing properties.

The increase in general and administrative expenses of $2,665 or 2% during the twelve months ended December 31, 2012, compared to the prior period, was largely due to the decrease in other general and administrative expenses of $43,232, offset by increases in public reporting and compliance related expenses of $40,992.

Net Operating Loss.  For the twelve months ended December 31, 2012, our total net operating loss was $794,519 as compared to a net operating loss of $697,770 from the prior period, an increase of $80,749 or 12% from the prior period. Our net operating loss increased over the prior period due to workover procedures and costs related to operating as a public company, which were offset by increases in oil and gas sales.

Other Income (Expense).   For the twelve months ended December 31, 2012 we had interest expense of $2,252,915 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest expense of $298,291 for the twelve months ended December 31, 2011, relating to our outstanding convertible promissory notes.

Net Income (Loss).    For the twelve months ended December 31, 2012, our net loss was $6,077,652, as compared to a net loss of $1,083,341 for the twelve months ended December 31, 2011, a decrease in net loss of $4,978,131 or 460% from the prior period.

Liquidity and Capital Resources.

During the twelve months ended December 31, 2012, we used $361,158 in operations, $274,527 in investing activities, related solely to property acquisitions and received $615,000 of cash from financing activities, related directly to proceeds on convertible notes.  Our convertible notes are described below.

First Note and Warrants.    On April 13, 2012, we issued 1,240,000 shares of our common stock to the investor who elected to convert the outstanding principal amount of $620,000 due on a convertible promissory note dated December 31, 2010 into shares of our common stock at a conversion price of $0.50 per share.

On June 1, 2012, we issued an additional 1,180,000 shares of our common stock to an investor who elected to convert the remaining outstanding principal amount of $590,000 due to such investor under certain convertible promissory notes dated January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 into shares of our common stock at a conversion price of $0.50 per share.

On June 11, 2012, we issued 300,481 shares of our common stock to an investor who elected to convert all of the accrued interest due on its convertible promissory notes dated December 31, 2010, January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 into shares of our common stock at a conversion price of $0.50 per share. Following such conversions, the convertible promissory notes converted are no longer outstanding and we extinguished $1,210,000 in principal and $150,240.11 in accrued and unpaid interest due under such notes in connection with such conversions.

Second Note and Warrants.   On June 7, 2012, we issued 3,314,062 shares of our common stock to an investor who elected to convert the outstanding principal amount of $1,590,000 and all of the accrued interest due on its convertible promissory notes dated October 14, 2011, November 29, 2011, December 19, 2011, February 10, 2012, March 30, 2012, and June 4, 2012 into shares of common stock at a conversion price of $0.50 per share.   Following such consummation, the converted promissory notes are no longer outstanding and we extinguished $1,590,000 in principal and $67,030.56 in accrued and unpaid interest due under the Second Notes.

As of December 31, 2012, we had total current assets of $719,239, consisting of cash of $572,784, accounts receivable of $133,258, and related party receivable of $13,196. As of December 31, 2012, we had long-term assets consisting of $1,054,323 of oil and gas properties, net, and $261,975 of unevaluated oil and gas properties.

As of December 31, 2012, we had current liabilities in the amount of $859,223, of which $407,284 were represented by accounts payable and accrued liabilities and $451,939 represented liabilities associated with cash held in restriction for certain workovers.  As of December 31, 2012, we had long-term liabilities consisting of an asset retirement obligation of $69,316.

We had no other liabilities and no other long term commitments or contingencies as of December 31, 2012.

As of December 31, 2012, we had a working capital deficit of $139,985 and an accumulated deficit of $7,256,643.

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

On April 13, 2012, we issued 1,240,000 shares of our common stock to VP Bank pursuant to VP Bank’s election to convert the outstanding principal amount of $620,000 due on its note dated December 31, 2010 at a conversion price of $0.50 per share as previously disclosed in our Current Report on Form 8-K filed with the Commission on April 19, 2012.  On June 1, 2012, we issued 1,180,000 shares of our common stock to VP Bank pursuant to VP Bank’s election to convert the outstanding principal amount of $590,000 due on its notes dated January 1, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 at a conversion price of $0.50 per share as previously disclosed in our Current Report on Form 8-K filed with the Commission on June 6, 2012.  On June 11, 2012, we issued 300,481 shares of our common stock to VP Bank pursuant to VP Bank’s election to convert all of the accrued interest due on its notes dated December 31, 2010, January 20, 2011, March 9, 2011, June 20, 2011 and June 30, 2011 at a conversion price of $0.50 per share as previously disclosed in our Current Report on Form 8-K filed with the Commission on June 13, 2012.  As of the date of this filing there are no outstanding notes held by VP Bank and VP Bank is the holder of 1,210,000 warrants at an exercise price of $1.00 per share.

On October 14, 2011, we entered into a credit facility with Yaksha Industries Inc. (“Yaksha”) pursuant to which Yaksha agreed to lend up to $1,500,000 to us in multiple installments in exchange for a convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment.  On June 4, 2012, Yaksha agreed to increase the total amount of the facility to $1,590,000.  Pursuant to the credit facility, we issued the following notes and warrants to Yaksha on the following dates:

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

On June 7, 2012, we issued 3,314,062 shares of our common stock pursuant to Yaksha’s election to convert the outstanding principal amount of $1,590,000 and all accrued interest due on its notes dated October 14, 2011, November 29, 2011, December 19, 2011, February 10, 2012, March 30, 2012, and June 4, 2012 at a conversion price of $0.50 per share as previously disclosed in our Current Report on Form 8-K filed with the Commission on June 13, 2012.  As of the date of this filing, there are no outstanding notes held by Yaksha and Yaksha is the holder of warrants to purchase an aggregate of 1,590,000 shares at an exercise price of $1.00 per share.

Effective on January 31, 2013 (the “Effective Date”), the Company entered into a promissory note (the “Note”) with JMJ Financial, pursuant to which JMJ Financial agreed to lend the Company up to an aggregate principal amount of $360,000 (the “Principal Sum”). On February 13, 2013, JMJ Financial provided $50,000 to the Company in connection with the parties’ entry into the Note and may choose to lend the Company additional funds under the Note from time to time in its sole discretion. The Principal Sum due to JMJ Financial is prorated based on the consideration actually paid by JMJ Financial, plus a 10% original issue discount ("OID") and as such, a total of up to $400,000 (not including accrued and unpaid interest and other fees and amounts due under the Note) may be evidenced by the Note.

The Note has a maturity date of twelve (12) months from the Effective Date. If the Note is repaid within ninety (90) days of the Effective Date, the interest rate is zero percent (0%). Should the Note still be outstanding after 90 days, a one-time 12% interest rate is applied to the Note. In addition, JMJ Financial has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) due under the Note into shares of the Company’s common stock at a conversion price equal to the lesser of $0.11 per share or 60% of the lowest trading price of the Company’s common stock in the 25 days prior to any conversion (provided that if the shares converted are not deliverable via DWAC, an additional 10% discount will apply, and if the shares are ineligible for deposit with DTC another 5% discount will apply).

JMJ Financial has contractually agreed to restrict its ability to convert the Note such that the number of shares of the Company’s common stock held by JMJ Financial and its affiliates after such conversion will not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The Company also provided JMJ Financial (a) piggy-back registration rights in connection with the shares issuable upon conversion of the Note (provided that if the Company does not register such shares in the next registration statement filing the Company makes with the Commission it is required to pay JMJ Financial a penalty of the greater of (i) 25% of the amount outstanding under the Note, and (ii) $25,000); and (b) adjustment rights in connection with the Note in the event the Company provides any other investor, or issues any other security with, more favorable terms than the Note. Upon the occurrence of an event of default under the Note, the Company is required to pay JMJ Financial the higher of (i) the amount owed under the Note divided by the applicable conversion price and multiplied by the volume weighted average price of the Company’s common stock on the date such amount is demanded in full; or (ii) 150% of the amount owed under the Note. Additionally, upon an event of default, all interest under the Note accrues at 18% per annum. The Note provides for customary events of default such as failing to timely make payments under the Note when due.

Effective on February 19, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $103,500, bearing interest at the rate of 8% per annum (the “Convertible Note” and the “Note”, the “Convertible Notes”). The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 60% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00005 per share, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note is payable, along with interest thereon on February 20, 2014. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.

The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 112% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date; 117% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 31 and 60 days after the issuance date; 123% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 129% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 133% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 139% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to prepay the Convertible Note.

Upon the occurrence of an event of default, as described in the Convertible Note, Asher can declare the entire amount of principal and interest then due on the Convertible Note immediately due and payable and require the Company to pay an amount equal to the greater of (i) 150% times the sum of principal and interest due under the Convertible Note (the “Default Sum”); and (ii) the highest number of shares of common stock issuable upon conversion of the Default Sum multiplied by the highest closing price of the Company’s common stock during the period that such Convertible Note has been in default.

The Convertible Note provides for customary events of default such as failing to timely make payments under the Convertible Note when due.

The transactions discussed above with Asher closed on February 25, 2013.

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

During fiscal year 2013, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) expected expenses related to the exploration and development of our properties; (iii) expected expenses related to repair and maintenance costs on wells that are currently producing and (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Off-Balance Sheet Arrangements.   We have no off-balance sheet arrangements as of December 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United American Petroleum Corp.
Austin, Texas

We have audited the accompanying consolidated balance sheets of United American Petroleum Corp. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years then in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 16, 2013

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

CURRENT ASSET
Cash	$572,784	$593,469
Accounts receivable	133,258	35,405
Related party receivables	13,196	25,718
Other receivable	-	160,302
Total current assets	719,238	814,894

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $137,120 and $23,135
as of December 31, 2012 and 2011, respectively	1,054,322	528,336
Unevaluated	261,975	617,630

TOTAL ASSETS	$2,035,535	$1,960,860

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	407,284	217,702
Related party payable	-	-
Note payable - related party	-	-
Note payable	-	-
Other payable	451,939	431,151
Total current liabilities	859,223	648,853

Accrued interest	-	141,255
Convertible note payable, net of discount of $- and $1,561,997 as of December 31, 2012 and 2011, respectively	-	623,003
Embedded derivative liability	-	1,138,989
Asset retirement obligation	69,316	56,012
TOTAL LIABILITIES	928,539	2,608,112

STOCKHOLDERS' DEFICIT
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 50,339,543 shares issued and 50,339,542 and 44,000,000 shares outstanding, respectively	50,339	44,000
Additional paid-in capital	8,313,299	487,739
Accumulated deficit	(7,256,643)	(1,178,991)
Total stockholders' deficit	1,106,996	(647,252)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,035,535	$1,960,860

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, AND 2011

	TWELVE MONTHS ENDED	TWELVE MONTHS ENDED
	DECEMBER 31, 2012	DECEMBER 31, 2011

REVENUE
Oil sales	$512,088	$141,362
Well operator income	39,207	69,452
TOTAL REVENUE	551,295	210,814

OPERATING EXPENSES (INCOME)
Lease operating expenses	400,174	63,389
Accretion expense	3,514	2,592
Depletion expense	113,985	19,225
General and administrative	828,141	823,379
TOTAL OPERATING EXPENSES	1,345,814	908,584

NET LOSS BEFORE OTHER EXPENSE	(794,519)	(697,770)

OTHER INCOME (EXPENSE)
Interest Expense	(2,252,915)	289,291
Loss on embedded derivatives	(3,030,218)	(96,280)
Total other expense	(5,283,133)	(385,571)

NET INCOME (LOSS)	$(6,077,652)	$(1,083,341)

INCOME (LOSS) PER SHARE - BASIC	(0.13)	(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	47,633,640	43,954,258
INCOME (LOSS) PER SHARE - DILUTED	(0.13)	(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	47,633,640	43,954,258

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012, AND 2011

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, December 31, 2010	-	-	43,950,000	$43,950	$(237,338)	(95,650)	$(289,038)

Discount on convertible notes	-	-	-	-	684,627	-	684,627

Shares issued for oil and gas property	-	-	50,000	50	40,450	-	40,500

Net loss for the period	-	-	-	-	-	(1,083,341)	(1,083,341)

Balance - December 31, 2011	-	-	44,000,000	$44,000	$487,739	(1,178,991)	$(647,252)

Relative Fair value of warrants issued with Debt	-	-	-	-	290,459	-	290,459

Common stock issued for conversion of debt and accrued interest	-	-	6,034,542	6,035	3,011,236	-	3,017,271

Reclassification of derivative liability to additional paid-in capital due to conversion of related notes payable	-	-	-	-	4,493,670	-	4,493,670

Shares issued for services	1,000	1	305,000	305	30,195	-	30,501

Net loss for the period	-	-	-	-	-	(6,077,652)	(6,077,652)

Balance - December 31, 2012	1,000	1	50,339,542	$50,339	$8,313,299	(7,256,643)	$1,106,996

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012, AND 2011

	TWELVE MONTHS ENDING	TWELVE MONTHS ENDING
	DECEMBER 31, 2012	DECEMBER 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(6,077,652)	$(1,083,341)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation expense	-	-
Depletion expense	113,985	19,225
Accretion expense	3,514	2,592
Share based compensation	30,501	-
Amortization of debt discount	2,176,996	168,935
Loss on embedded derivatives	3,030,218	96,280

Change in assets and liabilities
Accounts receivable	(97,853)	(31,835)
Related party receivable	12,522	(44,362)
Other receivable	160,302	(141,658)
Accounts payable and accrued expenses	189,582	(26,192)
Accrued interest	75,939	120,330
Other payable	20,788	431,151
Net cash (used in) operating activities	(361,158)	(488,875)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(274,527)	(715,000)
Net cash used in investing activities	(274,527)	(715,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	615,000	1,565,000
Payment of note payable	-	(250,000)
Payment of related party payable	-	(25,000)
Payment of related party notes payable	-	(50,000)
Net cash provided by financing activities	615,000	1,240,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(20,685)	36,125

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	593,469	557,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$572,784	$593,469

The accompanying notes are an integral part of these consolidated financial statements.

	TWELVE MONTHS ENDING DECEMBER 31, 2012	TWELVE MONTHS ENDING DECEMBER 31, 2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	-	-

NON CASH TRANSACTIONS:
Asset retirement liability incurred	$9,790	$37,955
Stock repurchase and cancellation	-	-
Common stock issued for oil and gas property	-	40,500
Acquisition of oil and gas properties with payables	-	84,975
Discount from derivative liabilities	324,541	880,373
Discount to additional paid-in capital from relative fair value of warrants	290,459	684,627
Conversion of convertible notes payable	2,800,000	-
Conversion of accrued interest	217,271	-
Settlement of derivative liabilities to additional paid-in capital	4,493,670	-

The accompanying notes are an integral part of these consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

On January 13, 2011, the Company formed a wholly owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Rosser, LP (see Note 9).

On January 13, 2011, the Company formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating and managing the various interests acquired from Patriot Minerals, LLC (see Note 9).

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           Summary of Significant Accounting Policies

Concentration of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended December 31, 2012 and 2011, respectively.

Revenue Recognition- Oil and Gas

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at December 31, 2012 and December 31, 2011, was immaterial.

Revenue Recognition – Well Operator Income

The Company will record revenue for well operator income only on properties for which the Company has no ownership in accordance with ASC 605.
For properties in which the Company has ownership, well operator income amounts may be recorded as reductions of the costs incurred, to the extent of identifiable and specific costs of the specific services for which the Company has been reimbursed. No income in excess of those specific costs was recorded and the Company recorded no offset to the full cost pool.

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.           Summary of Significant Accounting Policies (Continued)

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

As of December 31, 2012, there were no outstanding employee stock options.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

3.           Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

4.           Reclassification

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a reclassification adjustment  for year ended December 31, 2011 of $145,726 which served to reduce Administrative income, Lease operating expenses and General & Administrative expenses.  This non-cash adjustment resulted from incorrectly recognizing revenue for administrative income collected from third party working interest owners of properties that were partially owned by the Company.   As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was not material in relation to the current year, but not material to the year ended December 31, 2011.  Consequently, the December 31, 2011 income statement was adjusted to reflect the correction of this error.  In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.  The following table reflects the impact of the above error to the consolidated statements of operations as of and for the year ended December 31, 2011:

Certain amounts disclosed in prior periods have been reclassified to conform to current presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net loss or financial position in any of the periods presented.

A summary of these changes by category is as follows:

	December 31, 2011	Reclassification of Previously Reported Activity	Adjusted December 31, 2011
Oil and Gas sales	141,362		141,362
Well Operator Income	215,178	(145,726)	69,452
TOTAL REVENUE	356,540	(145,726)	210,814

OPERATING EXPENSES (INCOME)
Lease operating expenses	109,865	(46,476)	63,389
Accretion expense	2,592		2,592
Depletion expense	19,225		19,225
General and administrative	922,628	(99,249)	823,379
TOTAL OPERATING EXPENSES	1,054,310	(145,726)	908,584

NET LOSS BEFORE OTHER EXPENSE	(697,770)	-	(697,770)

OTHER INCOME (EXPENSE)
Interest Expense	(289,291)		(289,291)
Gain (Loss) on embedded derivatives	(96,280)		(96,280)
NET INCOME	(1,083,341)	-	(1,083,341)

5.            Related Party Receivable

As of December 31, 2012, the Company had a related party receivable in the amount of $13,196 due related to working interest amounts payable. This is a 51.31% (reduction) from an amount of $25,718 as of December 31, 2011.  Our directors are also officers in this Company.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

6.            Embedded Derivative Liabilities

Conversion Option Liability

As described in Note 14, the Company issued a convertible note with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as a liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See Note 8 for a reconciliation of the changes in fair value of the Company’s embedded derivative.

December 31, 2010 Convertible Note Installments (First Financing)

On April 13, 2012, the Company converted a $620,000 convertible note into 1,240,000 shares of common stock.  On the conversion date, the Company determined a fair value of $1,280,115 for the conversion option liability for this convertible note using the Black Scholes Option Pricing Model based upon the following:  dividend yield of -0-%, volatility of 108.17%, risk free rate of 0.27% and an expected term of approximately 1.72 years.  The Company recognized a non-cash loss included in other income (expense) of $982,960 preceding conversion during fiscal year 2012.

On June 1, 2012, the Company converted $590,000 of its convertible notes into 1,180,000 shares of common stock.  On the conversion date, the Company determined a fair value of $955,179 for these convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 111.24%, risk free rate of 0.25% and an expected term of approximately 1.58 years.  The Company recognized a non-cash loss included in other income (expense) of $668,692 preceding conversion during fiscal year 2012.

During fiscal year 2012, the Company recognized a reduction of embedded derivative from the first installment of its convertible notes in the amount of $2,235,294.  This amount was recorded to additional paid-in capital.

October 14, 2011 Convertible Note Installments (Second Financing)

On June 7, 2012, the Company converted $1,590,000 of its convertible notes into 3,180,000 shares of common stock.  On the conversion date, the Company determined a fair value of $2,258,376 for these convertible notes using the Black Scholes Option Pricing Model based upon the following: dividend yield of -0-%, volatility of 102.93%, risk free rate of 0.27% and an expected term of approximately 2.35 years.  The Company recognized a non-cash loss included in other expense of $674,380 preceding conversion for the year ended December 31, 2012.

During fiscal year 2012, the Company recognized a reduction of embedded derivative from the second installment of its convertible notes in the amount of $2,258,376.  This amount was recorded to additional paid-in capital.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

7.            Detachable Warrants

As described in Note 14, the Company issued convertible notes with detachable warrants. The Company accounted for these detachable warrants in accordance with ASC 470-20, which requires that the Company calculate the relative fair value of the warrants at the grant date and record the relative fair value as a discount to the related note payable with an offset to additional paid-in capital. The Company amortizes the debt discount associated with the warrants over the life of the convertible notes using the effective interest method.

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

On March 30, 2012, the Company determined a relative fair value of $130,853 for the detachable warrants for the sixth installment of the convertible notes. In calculating the relative fair value of the warrants, the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 110.64%, risk free rate of 1.04% and an expected term of approximately 5 years.

On June 4, 2012, the Company determined a relative fair value of $97,313 for the detachable warrants for the fifth installment of the convertible notes. In calculating the relative fair value of the warrants the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 112.94%, risk free rate of 0.27% and an expected term of approximately 4.69 years.

A summary of warrant activity for the period from December 31, 2011 through December 31, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2011	2,185,000	$1.00	3.45 years
Issued	615,000	$1.00	4.17 years
Exercised	-	-	-
Outstanding December 31, 2012	2,800,000	$1.00	3.61 years
Exercisable, December 31, 2012	2,800,000	$1.00	3.61 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon of its warrants as follows:

Warrants	2,800,000
Reserved shares at December 31, 2012	2,800,000

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

On March 9, 2011, the Company determined a relative fair value of $106,132 for the detachable warrants for the third installment of the convertible notes. In calculating the relative fair value of the warrants, the Company used the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 105.22%, risk free rate of 2.16% and an expected term of approximately 5 years.

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

As described in Note 5, during fiscal year 2012, these notes associated with the first financing were converted into share of common stock.

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

As described in Note 6, during fiscal year 2012, these notes associated with the second financing were converted into shares of common stock.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

8.           Fair Value

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:
2012- Conversion option liability	-	-	-	-
2011- Conversion option liability	-	-	-	1,138,989

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

8.           Fair Value (Continued)

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2011	$116,905

Initial recognition of debt derivative from issuance of January 20, 2011, $150,000 convertible note	333,652

Initial recognition of debt derivative from issuance of March 9, 2011, $250,000 convertible note	376,698

Initial recognition of debt derivative from issuance of June 20, 2011, $75,000 convertible note	95,155

Initial recognition of debt derivative from issuance of June 30, 2011, $115,000 convertible note	142,246

Initial recognition of debt derivative from issuance of October 14, 2011, $400,000 convertible note	504,896

Initial recognition of debt derivative from issuance of November 29, 2011, $550,000 convertible note	655,150

Initial recognition of debt derivative from issuance of December 19, 2011, $25,000 convertible note	29,690

Decrease in fair value of debt derivative	(1,115,403)

Ending balance as of December 31, 2011	$1,138,989

Initial recognition of debt derivative from issuance of February 10, 2012, $150,000 convertible note	189,052

Initial recognition of debt derivative from issuance of March 30, 2012, $250,000 convertible note	514,784

Initial recognition of debt derivative from issuance of June 4, 2012, $215,000 convertible note	325,831

Mark to market of debt derivative	2,325,015
Other	1,017

Total debt derivative preceding conversion	4,494,688

Reduction of debt derivative from conversion	(4,494,688)

Debt derivative as of December 31, 2012	$-

During the year ended December 31, 2012, the loss on embedded derivatives in the condensed consolidated statement of operations consisted of a loss on the change in fair value of $2,326,032 and a loss of $704,186 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

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

 UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

8.           Fair Value (Continued)

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. See Note 6 for Black Scholes Option Pricing Model inputs.

9.           Oil and Gas Properties

During the twelve months ended December 31, 2012, the Company proposed workover procedures to third party working interest owners on properties for which the Company has ownership.  Third party working interests owners were allowed to avoid liability associated with the procedures by conveying their working interests and net royalty interests to the Company. Certain third party working interest partners conveyed various working interests and net royalty interests in their properties.  The Company has assumed production revenues, lease operating expenses and asset retirement obligations associated with the conveyance of the working interests and net royalty interests.

During 2012, United American Petroleum Corp. performed drilling and completion procedures on the McKenzie, Marcee and Gabriel Rosser properties of $27,225, $44,792 and $177,000.

During 2012, United American Petroleum Corp. entered and closed a purchase and sale agreement to purchase an undivided working interest rights for the RP Wilson lease for $25,000 providing, among other things, that United American Petroleum Corp. shall purchase a 28% working interest, and a 26% revenue interest to certain existing wells and to certain leases located in Texas.

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

On January 28, 2011, United American Petroleum Corp. entered and closed a purchase, sale and participation agreement with Gabriel Rosser, LP (“Gabriel”). The purchase agreement provided for the Company to purchase Gabriel's undivided 50.83% working interest and 39.131% revenue interest in the Gabriel 2 SWD Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1wells in exchange for consideration of $10 and the assumed and paid $84,975 of liabilities, which were owed to certain vendors of Gabriel. The properties purchased from Gabriel Rosser, LP by United American Petroleum Corp. are unevaluated and non-producing as of December 31, 2011, and the Company is currently undergoing various reserve studies to assess potential production and develop the wells purchased.

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

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

10.          Related Party Payable

The related party payables were fully paid in December 2011.

11.          Note Payable – Related Party

As part of the Reverse Merger, the Company assumed two notes payable owed to an individual who is a shareholder of the Company. The notes payable are unsecured and each has a face value of $25,000 with a fixed interest rate of 10% per annum. The notes payable were due on demand and were fully paid in January 2011.

12.         Other Payable

As of December 31, 2012, United Operating, LLC received cash in the amount of $451,939 to perform work on behalf of various working interest owners including repairs, drilling and production related costs.

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

The second installment of $550,000 was delivered on November 29, 2011 and we granted warrants to purchase 550,000 shares in connection with the second installment.

The third installment of $25,000 was delivered on December 19, 2011 and we granted warrants to purchase 25,000 shares in connection with the third installment.

The fourth installment of $150,000 was delivered on February 10, 2012 and we granted warrants to purchase 150,000 shares in connection with the fourth installment.

The fifth installment of $250,000 was delivered on March 30, 2012 and we granted warrants to purchase 250,000 shares in connection with the fifth installment.

The sixth installment of $215,000 was delivered on June 4, 2012 and we granted warrants to purchase 430,000 shares in connection with the sixth installment.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

13.          Convertible Note Payable (Continued)

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

During the years ended December 31, 2012 and 2011, the Company amortized $2,155,448 and $168,935 of the debt discount to interest expense.  The debt discount from the convertible notes was immediately expensed upon the conversion of the convertible notes during the period ended December 31, 2012.

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

On April 13, 2012, the Company issued 1,240,000 shares of common stock to one investor who elected to convert the outstanding principal amount of $620,000 due on its convertible promissory note dated December 31, 2010 at a conversion price of $0.50 per share as provided in the note agreement.

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

	Year ended December 31, 2012	Year ended December 31, 2011
Beginning of the period	$56,012	$15,465
Liabilities incurred	9,790	37,955
Accretion expense	3,514	2,592
Balance at end of the period	$69,316	$56,012

15.          Equity

Fiscal Year 2012

On October 11, 2012, the Company filed with the Nevada Secretary of State, a Certificate of Designations, Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (the “Designation”).  The Designation, which was approved by the Board of Directors on October 9, 2012 and authorized under the Company’s Articles of Incorporation, provides the Board of Directors the right to designate series of preferred stock, provided for the designation of a series of 1,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Series B Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to, at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series B Preferred Stock, or effect any reclassification of the Series B Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series B Preferred Stock.

As described in Note 6, during the year ended December 31, 2012, certain notes payables were converted into 6,034,542 shares of common stock.  See Note 17 related to share based compensation issued by the Company in fiscal year 2012.

Fiscal Year 2011

On November 29, 2011, the Company issued 50,000 shares of common stock as consideration for the McKenzie working interest for $40,500 (0.81 per share).

16.          Share Based Compensation

On December 21, 2012 directors of the Company approved share based compensation plan for an employee, an advisor and independent investor relations advisor of 80,000, 125,000 and 100,000 shares of common stock as share based compensation.  These shares were issued at a market price of $0.10 per share.  During the twelve months ended December 31, 2012, the Company recognized $30,500 as share based compensation expense.

On December 26, 2012, the Company issued 500 shares of Series B Preferred Stock, each to Michael Carey, its Chief Executive Officer, President and Director, and Ryan Hudson, its Chief Operating Officer, Secretary and Director (1,000 shares of Series B Preferred Stock in aggregate), in consideration for services rendered to the Company as the Company’s Chief Executive Officer, President and Director, and Chief Operating Officer, Secretary and Director, respectively.  The Company has evaluated the fair value of the share based compensation is $1.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

17.          Income taxes

As of December 31, 2012, our deferred tax asset amounting to $264,635 primarily related to our net operating losses of $794,519.  A 100% valuation allowance has been established using an effective tax rate of 35% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

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

18.          Supplemental Oil and Gas Reserve Information

Company Reserve Estimates. Our proved reserve information as of December 31, 2012 was estimated by Mire and Associates, Inc. (“Mire”), independent petroleum engineers.  In accordance with SEC guidelines, Mire’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2012 through December 31, 2012, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at Mire are responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Michael Carey, our officer and director, acted as the liaison with the technical persons at Nova and Mire.

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

Oil and Gas Reserve Information.  The following reserve quantities for our proved reserves located in the State of Texas in the United States have been estimated as of December 31, 2012.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

The following table sets forth the proved developed and proved undeveloped reserves for the three year period ended December 31, 2012.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

18.           Supplemental Oil and Gas Reserve Information (Continued)

Reserve Category	At December 31, 2012	At December 31, 2011	At December 31, 2010
Proved Developed:
Crude Oil (Bbls)	61,180	29,802	2,274
Natural Gas (Mcf)	29,360	46,536	-
Total Oil Equivalent (BOE)	66,073	37,558	2,274

Proved Undeveloped:
Crude Oil (Bbls)	-	8,528	1,806
Natural Gas (Mcf)	-	2,870	-
Total Oil Equivalent (BOE)	-	9,006	1,806

The following table sets forth purchase, production and reserve adjustment activities for the three year period ended December 31, 2012.

Reserved Quantity	Oil (BBLS)	Natural Gas (MCF)
Balance, August 10, 2010	-	-
Purchases	4,204	-
Production	(124)	-
Balance, December 31, 2010	4,080	-

Purchases	35,560	49,948
Production	(1,310)	(542)
Balance, December 31, 2011	38,330	49,406

Purchases
Production	5,823	1,404
Adjustments to existing reserves	22,850	(20,046)
Balance, December 31, 2012	67,003	30,764

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of December 31, 2012 was $94.71 per bbl of oil and $2.85 per MMbtu of natural gas. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Standardized Measure of Future Net Cash Flows:

	December 31, 2012	December 31, 2011	December 31, 2010
Future cash flows	$5,962,350	$3,278,186	$231,430
Future production and development costs	(3,484,120)	(1,377,560)	(90,258)
Future income taxes	-	-	-
Future net cash flows before discount	2,478,230	1,900,626	141,172
10% discount to percent value	(1,133,720)	(769,576)	(61,484)
Standardized measure of discounted future net cash flows	$1,344,510	$1,131,050	79,688

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

18.          Supplemental Oil and Gas Reserve Information (Continued)

Changes in the Standard Measure of Discounted Cash Flows:

	December 31, 2012	December 31, 2011	December 31, 2010
Standardized measure of discounted future net cash flows beginning of period	$1,131,050	$79,688	$-
Purchases of reserves in place	-	1,064,368	-
Extension and discoveries, net of future production and development costs	112,227	-	89,901
Sales of oil and gas produced, net of production costs	(111,914)	(31,497)	(10,213)
Extension and discoveries, net of future production and development costs	113,105	7,969	-
Revisions of previous quantity estimates	1,465,199	(68,859)	-
Net change in prices and production costs	(1,186,254)	26,611	-
Net change in income taxes	-	-	-
Changes in timing and other	(178,903)	52,770	-
Standardized measure of discounted future net cash flows end of period	$1,344,510	$1,131,050	$79,668

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

Production. For the year ended December 31, 2012, we had production from our Lozano, Marcee, McKinney and Patriot leases located in six Texas counties: Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger.  The Company produced approximately 5,823 barrels of oil and 1,404 Mcf (thousand cubic feet) of gas on a net basis.

For the year ended December 31, 2011, we only had production from our interest in the Lozano lease located in Frio County, Texas.  The Company produced approximately 1,310 barrels and 542 Mcf on a net basis.

Drilling Activity.  During the month of December 2011 and January 2012, we conducted unsuccessful drilling activity in Texas on the Gabriel #16 well to test an anticipated payzone in the Serpentine formation.  Based upon the Company’s current working capital and access to funding, the Company does not plan to conduct any new drilling during 2013.  The Company will focus on increasing existing producing properties and production from workover ventures on existing wells.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

18.          Supplemental Oil and Gas Reserve Information (Continued)

We own mineral interests leases on the following productive wells, developed acreage and undeveloped acreage in Texas.  Other properties outside of Texas have been excluded from this table.

	December 31, 2012
	Oil		Gas
	Gross	Net	Gross	Net
United States - Texas

Gross & Net Productive Wells	88	11	1	1

Gross & Net Developed Acreage	1,553	480	325	149
Gross & Net Undeveloped Acreage	1,572	344	557	29

	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net
United States - Texas

Gross & Net Productive Wells	88	11	1	1

Gross & Net Developed Acreage	1,553	480	325	149
Gross & Net Undeveloped Acreage	1,572	344	557	29

	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net
United States - Texas

Gross & Net Productive Wells	3	11	-	-

Gross & Net Developed Acreage	110	83	-	-
Gross & Net Undeveloped Acreage	453	91	-	-

19.             Subsequent Events

During the three month period ended March 31, 2013, the Company secured certain funding from external sources including two convertible notes payable in the amount of $100,000 and $50,000.

The Company solicited $114,000 of funds from working interest partners to cover non-consenting working interest partners portions of workover costs on the Merrick Davis, Crouch and Lane Heady properties.  As of the date of this report, the Company has completed workovers on these properties and is awaiting production results.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2012.

Annual report on internal control over financial reporting.

Mr. Michael Carey, our Principal Executive and Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Principal Executive and Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive and Financial Officer believes that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

●
Deficiencies in Segregation of Duties.  Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●
Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; and d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2012.

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

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the Board of Directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Michael Carey	32	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director
Ryan Hudson	36	Chief Operating Officer, Secretary, and Director

The business experience of each of the persons listed above during the past five years is as follows:

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

Director Qualifications:

Mr. Carey has extensive industry knowledge as well as a deep knowledge of the Company’s operations. Mr. Carey’s industry experience brings valued insight to all facets of the Company.

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

Director Qualifications:

Mr. Hudson has extensive industry knowledge as well as a deep knowledge of the Company’s operations. Mr. Hudson’s industry experience brings valued insight to all facets of the Company.

Involvement in Certain Legal Proceedings

None of our directors have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the directors.

Nominating Process.   Our entire Board of Directors participates in consideration of director nominees. The Board of Directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board of Directors will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board of Directors' need for operational, management, financial, international, technological or other expertise. The board of directors will interview candidates that meet the criteria and then select nominees that the Board of Directors believes best suit our needs.

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

Director Independence. The Over-The-Counter Bulletin Board does not have rules regarding director independence.  The Company will seek to appoint independent directors, if and when it is required to do so.

Board Meetings and Annual Meeting. During the fiscal year ended December 31, 2012, our Board of Directors held 3 meetings.  We did not hold an annual meeting in 2012. Each director attended at least 75% of the total number of meetings of the board.

Audit Committee and Audit Committee Financial Expert.   Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal years ended December 31, 2012, 2011 and 2010, except that:

(a) (b)
Ryan Hudson, our Chief Operating Officer, Secretary and Director, and a greater than ten percent shareholder of the Company inadvertently did not timely file (i) a Form 3 relating to his initial ownership of the Company’s common stock on December 31, 2010, which Form 3 was not filed until January 10, 2011; and (ii) a Form 4 filing relating to the transfer by him of 500,000 shares of common stock to a third party in consideration for the third party dismissing a lawsuit against him on November 28, 2012, which Form 4 was subsequently filed on December 26, 2012; and

Michael Carey, our Chief Executive Officer, President and Director, and a greater than ten percent shareholder of the Company inadvertently did not timely file (i) a Form 3 relating to his initial ownership of the Company’s common stock on December 31, 2010, which Form 3 was not filed until January 10, 2011; and (ii) a Form 4 filing relating to the transfer by him of 500,000 shares of common stock to a third party in consideration for the third party dismissing a lawsuit against him on November 28, 2012, which Form 4 was subsequently filed on December 26, 2012.

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers for the fiscal years ending December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Carey, Chief Executive Officer, and President	2012	$100,000	None	$0.50 (2)	None	None	None	None	$100,000.50
	2011	77,704	None	None	None	None	None	None	77,704
Ryan Hudson, Chief Operating Officer, and Secretary	2012	$100,000	None	$0.50 (2)	None	None	None	None	100,000.50
	2011	76,954	None	None	None	None	None	None	76,954
Christian Negri, Former Treasurer(1)	2012	----	None	None	None	None	None	None	----
	2011	59,538	None	None	None	None	None	None	59,538

(1)	On December 31, 2010, Christian Negri resigned his positions as President and Secretary. On February 28, 2012, Christian Negri resigned his positions as Treasurer and a Director.
(2)	Represents 500 shares of the Company’s Series B Preferred Stock.

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  The value of the Stock Awards and Option Awards in the table above, if any, were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Employment Contracts and Termination of Employment.

Michael Carey

On December 31, 2010, pursuant to the terms of the Merger Agreement, we assumed United’s employment agreement with Mr. Carey, dated October 15, 2010 (“Carey Employment Agreement”).  Under the terms of the Carey Employment Agreement, Mr. Carey will receive a salary of $6,000 per month with incremental raises on a quarterly basis.   Mr. Carey is not expected to receive any compensation from us for his service as a director.  For the year ended December 31, 2012, Mr. Carey received a salary of $100,000. The Carey Employment Agreement has a term of three years expiring on October 15, 2013, provided that the agreement automatically extends for additional one year terms unless either party provides the other party at least ninety days prior notice of their intent not to renew.  The Carey Employment Agreement also provides Mr. Carey the right to earn a bonus each year in the discretion of the Board of Directors.  Pursuant to the Carey Employment Agreement, Mr. Carey agreed to not compete with the Company during the term of the agreement and to not solicit certain employees of the Company for a period of 12 months after the termination of the agreement.  The agreement also required Mr. Carey to provide the Company the right of first refusal to purchase any interests of Trius Energy, LLC and 4 Phoenix Oil & Gas, LLC, entities which Mr. Carey beneficially owns, in the event he receives bona fide offers to sell such interests. If, during the term of the agreement, Mr. Carey’s employment is terminated either by the Company or Mr. Carey due to the death or disability of Mr. Carey, or by the Company other than for cause (as such term is defined in the agreement), the Company is required (subject to certain conditions) to pay Mr. Carey a severance benefit equal to three months of base salary.

Ryan Hudson

On December 31, 2010, pursuant to the terms of the Merger Agreement, we assumed United’s employment agreement with Mr. Hudson, dated October 15, 2010 (“Hudson Employment Agreement”).  Under the terms of the Hudson Employment Agreement, Mr. Hudson will receive a salary of $6,000 per month with incremental raises on a quarterly basis. For the year ended December 31, 2012, Mr. Hudson received a salary of $100,000. The Hudson Employment Agreement has a term of three years expiring on October 15, 2013, provided that the agreement automatically extends for additional one year terms unless either party provides the other party at least ninety days prior notice of their intent not to renew.  The Hudson Employment Agreement also provides Mr. Hudson the right to earn a bonus each year in the discretion of the Board of Directors.  Pursuant to the Hudson Employment Agreement, Mr. Hudson agreed to not compete with the Company during the term of the agreement and to not solicit certain employees of the Company for a period of 12 months after the termination of the agreement.  The agreement also required Mr. Hudson to provide the Company the right of first refusal to purchase any interests of Trius Energy, LLC and 4 Phoenix Oil & Gas, LLC, entities which Mr. Hudson beneficially owns, in the event he receives bona fide offers to sell such interests. If, during the term of the agreement, Mr. Hudson’s employment is terminated either by the Company or Mr. Hudson due to the death or disability of Mr. Hudson, or by the Company other than for cause (as such term is defined in the agreement), the Company is required (subject to certain conditions) to pay Mr. Hudson a severance benefit equal to three months of base salary.

Series B Preferred Stock

On October 11, 2012, the Company filed with the Nevada Secretary of State, a Certificate of Designations, Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (the “Designation”).  The Designation, which was approved by the Board of Directors on October 9, 2012 and authorized under the Company’s Articles of Incorporation, provides the Board of Directors the right to designate series of preferred stock, provided for the designation of a series of 1,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Series B Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to, at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series B Preferred Stock, or effect any reclassification of the Series B Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series B Preferred Stock.

On December 26, 2012, the Company issued 500 shares of Series B Preferred Stock, each to Michael Carey, its Chief Executive Officer, President and Director, and Ryan Hudson, its Chief Operating Officer, Secretary and Director (1,000 shares of Series B Preferred Stock in aggregate), in consideration for services rendered to the Company as the Company’s Chief Executive Officer, President and Director, and Chief Operating Officer, Secretary and Director, respectively.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  As of December 31, 2012, our directors are not paid any compensation for their service as directors. They are nevertheless reimbursed for their reasonable expenses incurred upon presentation of the appropriate documentary evidence.

Outstanding Equity Awards.   As of December 31, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights Not Vested
Michael Carey Chief Executive Officer, President, Director	-	-	-	-	-	-	-	-	-
Ryan Hudson Chief Operating Officer, Secretary, Director	-	-	-	-	-	-	-	-	-
Christian Negri Former Treasurer, Director*	-	-	-	-	-	-	-	-	-
* On February 28, 2012, Christian Negri resigned his positions as Treasurer and a Director.

Equity Compensation Plans. Effective on or around January 22, 2008, shareholders holding a majority of the Company’s voting securities approved the Company’s 2008 Incentive Plan (the “Plan”), which was previously approved by the then sole director of the Company on January 2, 2008. The Plan provided for the issuance of a total of up to 3,000,000 shares of common stock, options, restricted share units, share appreciation rights and other share based awards to acquire common stock to employees, directors and consultants.  A total of 1,877,000 options were granted during the year ended December 31, 2008, which options were subsequently forfeited during the years ended December 31, 2009 and 2008.  The Company does not anticipate issuing any additional shares of common stock under the Plan moving forward.

Stock Options/SAR Grants . No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2012.

Long-Term Incentive Plans . There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation For the year ended December 31, 2012, we did not have any directors who did not also serve as executive officers of the Company and whose total compensation (including compensation as an officer and director) is included in the table above.

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Carey	-	-	-	-	-	-	-
Ryan Hudson	-	-	-	-	-	-	-
Christian Negri*	-	-	-	-	-	-	-
*   On February 28, 2012, Christian Negri resigned his positions as Treasurer and a Director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2013,by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) all of our   directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, by the Securities and Exchange Commission (SEC), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty (60) days of April 14, 2013 through the exercise of any stock option or other right.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or Directors listed in the table below is 9600 Great Hills Trail, Suite 150W, Austin, Texas 78759.

	Shares of Common Stock Beneficially Owned		Shares of Series B Preferred Stock Beneficially Owned		Total Voting Shares Beneficially Owned (2)
Name and Address of Beneficial Owner	Number	Percentage	Number	Percentage	Number	Percentage
Officers and Directors
Michael Carey	6,450,000 (1)	12.8%	500	50%	32,647,109 (2)	31.8%
Ryan Hudson	6,350,000 (3)	12.6%	500	50%	32,547,109 (2)	31.7%
(All of the Officers and Directors as a Group (2 persons))	12,800,000	25.6%	1,000	100%	64,876,769	63.5%

5% Shareholders
Mighty Falcon Ltd (4) Room 1004, Harvest Building 29-37 Wing Kut Street Central K3, Hong Kong	6,950,000	13.9%	-	-	6,950,000	6.8%

VP Bank (Switzerland) Ltd. (5) Bleicherweg 50, Zurich, Switzerland 8027	3,930,481(6)	7.6%	-	-	3,930,481	3.8%

Yaksha Industries Inc. (7) Hunkins Waterfront Plaza Main Street PO Box 556 Charlestown, Nevis, West Indies	4,051,173 (8)	7.8%	-	-	4,051,173	3.9%

Percentage ownership in the table above is based on 50,339,543 shares of common stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, which have the right to vote 52,394,218 voting shares (see Note 2), resulting in a total of 102,733,761 total voting shares outstanding as of April 14, 2013.

(1) Includes 5,000,000 shares of common stock held in the name of Carey Partners, Ltd., which entity and therefore which shares, are beneficially owned by Mr. Carey.

(2) The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote, equal to 52,394,218 voting shares as of April 14, 2013.

(3) Includes 5,000,000 shares of common stock held in the name of CHITEX Family Limited Partnership, which entity and therefore which shares, are beneficially owned by Mr. Carey.

(4) Bill Cheung holds voting and dispositive power over the shares of Mighty Falcon Ltd.

(5) The information for VP Bank (Switzerland) Ltd. is based on the list of record holders maintained by our stock transfer agent.  Such shareholder has not filed a Schedule 13G with the SEC disclosing it has greater than five percent ownership of the Company’s common stock. The Company is not aware of the beneficial owner of the shares held by VP Bank (Switzerland) Ltd.

(6) Includes warrants to purchase 1,210,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

(7) The information for Yaksha Industries Inc. is based on the list of record holders maintained by our stock transfer agent.  Such shareholder has not filed a Schedule 13G with the SEC disclosing it has greater than five percent ownership of the Company’s common stock. The Company is not aware of the beneficial owner of the shares held by Yaksha Industries Inc.

(8)  Includes warrants to purchase 1,590,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

As of December 31, 2012, the Company had a related party receivable in the amount of $13,196 due from two Companies with working interest amounts payable. This is a 51.31% (reduction) from an amount of $25,718 as of December 31, 2011.  Our directors are also officers in these two Companies.

Michael Carey, our Chief Executive Officer and President, and Ryan Hudson, our Chief Operating Officer and Secretary,  are members of 4 Phoenix Oil and Gas, LLC (“Phoenix”), which pays for fuel, meals, and other onsite location expenses, and field equipment to facilitate field activities. The Company reimburses Phoenix for such expenses and services on an ongoing basis.

Effective December 26, 2012, the Company issued 500 shares of its Series B Preferred Stock each to Mr. Carey and Mr. Hudson (1,000 shares of Series B Preferred Stock in aggregate), in consideration for services rendered to the Company as the Company’s Chief Executive Officer, President and Director, and Chief Operating Officer, Secretary and Director, respectively.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders.  We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our directors will continue to approve any related party transaction.

Director Independence.   We do not have any independent directors.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $77,000 and $91,000, respectively.

Tax Fees. For the fiscal years ended December 31, 2012 and 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp. a Nevada corporation

April 16, 2013	By:	/s/ Michael Carey
Michael Carey
	Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	April 16, 2013
Michael Carey
Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director

By:	/s/ Ryan Hudson	April 16, 2013
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a Director

EXHIBIT INDEX

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
3.1
Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)

3.2	Certificate of Designations of Series B Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 14, 2012)
3.3
Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)

3.4	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005).
3.5	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009.
3.6
Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K, as amended, filed January 21, 2011).

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp.(1)
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (1)
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).
10.2	Form of Note and Warrant Purchase Agreement. (1)
10.3	Form of Senior Secured Convertible Promissory Note. (1)
10.4	Form of Warrant. (1)
10.5	Form of Security Agreement. (1)
10.6	Stock Cancellation Agreement by and among the Company and Christian Negri, dated as of December 31, 2010. (1)
10.7	Employment Agreement of Michael Carey. (1)
10.8	Employment Agreement of Ryan Hudson. (1)
10.9	Purchase Agreement by and between the Registrant and Patriot Minerals, LLC, dated January 28, 2011. (2)
10.10	Sale and Participation Agreements by and between the Registrant and Gabriel Rosser, LP, dated January 28, 2011. (2)
10.11	Form of Note and Warrant Purchase Agreement. (3)
10.12	Form of Convertible Promissory Note. (3)
10.13	Form of Warrant. (3)
10.14	Purchase and Sale Agreement by and between the Registrant and Alamo Energy Corp. dated October 28, 2011. (4)
10.15	Purchase and Sale Agreement by and between the Registrant and McKenzie Corp. dated November 30, 2011. (5)
10.16	$400,000 Promissory Note – JMJ Financial (January 31, 2013)(incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)
10.17
Securities Purchase Agreement – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)

10.18
$103,500 Convertible Promissory Note – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)

21	List of Subsidiaries (6)
23.1	Consent of Mire and Associates, Inc. (6)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
99.1	Reserve Reports of Properties located in Duval, Erath, Frio, Gonzales, Medina, Navarro, Pecos, Shackelford, and Wilbarger Counties, Texas (6)
101.INS	XBRL Instance Document (#)
101.SCH	XBRL Taxonomy Schema (#)
101.CAL	XBRL Taxonomy Calculation Linkbase (#)
101.DEF	XBRL Taxonomy Definition Linkbase (#)
101.LAB	XBRL Taxonomy Label Linkbase (#)
101.PRE	XBRL Taxonomy Presentation Linkbase (#)
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
(2)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 3, 2011.
(3)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 18, 2011.
(4)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 8, 2011.
(5)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 5, 2011.
(6)  Filed herewith.
(7) Furnished herewith.
 (#) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections..