Form 10-K/A
period 2011-12-31
United American Petroleum Corp.
filed 2013-04-25
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K/A

AMENDMENT NO. 3

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to __

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

EXPLANATORY NOTE

United American Petroleum Corp. (the “Registrant”) is filing this Amendment No. 3 on Form 10-K/A (“Amendment No. 3”) to revise disclosures identified below in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012 (the “Original Filing”), its Amendment No. 1 to the Original Filing, filed with the SEC on April 17, 2012 and its Amendment No. 2 to the Original Filing, filed with the SEC on October 19, 2012.

The purpose of this Amendment No. 3, is solely to file a corrected version of the reserve report attributable to certain leasehold and royalty interests known as the McKenzie Lease located in Peco County, Texas, as prepared by Nova Resource, Inc. (“Nova”), our independent reserve engineers (the “Report”), and Exhibit 23.1, consenting to the disclosure of the Report by Nova; and a corrected version of  Mire & Associates, Inc.’s (“Mire’s”) report estimating reserves and developing cash flow reports for wells, in which the Registrant owns a Working Interest as of January 1, 2012 (the “Mire Report”), and Exhibit 23.3, consenting to the disclosure of the Mire Report by Mire.

No other changes have been made to the Original Filing as amended by Amendment No. 1 and 2 thereto (collectively the “Form 10-K”). This Amendment No. 3 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K. Accordingly, this Amendment No. 3 should be read in conjunction with the Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K.

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

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp.(1)
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (1)
4.1	Form of Registration Rights Agreement. (1)
4.2	Form of Registration Rights Agreement. (3)
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive Information Statement on Schedule 14-C, filed January 2, 2008).
10.2	Form of Note and Warrant Purchase Agreement. (1)
10.3	Form of Senior Secured Convertible Promissory Note. (1)
10.4	Form of Warrant. (1)
10.5	Form of Security Agreement. (1)
10.6	Stock Cancellation Agreement by and among the Company and Christian Negri, dated as of December 31, 2010. (1)
10.7	Stock Vesting Agreement by and among the Company and Michael Carey, dated as of December 31, 2010. (1)

10.8	Stock Vesting Agreement by and among the Company and Ryan Hudson, dated as of December 31, 2010. (1)
10.9	Form of Lock-Up Agreement. (1)
10.10	Employment Agreement of Michael Carey. (1)
10.11	Employment Agreement of Ryan Hudson. (1)
10.12	Purchase Agreement by and between the Registrant and Patriot Minerals, LLC, dated January 28, 2011. (2)
10.13	Sale and Participation Agreements by and between the Registrant and Gabriel Rosser, LP, dated January 28, 2011. (2)
10.14	Form of Note and Warrant Purchase Agreement. (3)
10.15	Form of Convertible Promissory Note. (3)
10.16	Form of Warrant. (3)
10.17	Purchase and Sale Agreement by and between the Registrant and Alamo Energy Corp. dated October 28, 2011. (4)
10.18	Purchase and Sale Agreement by and between the Registrant and McKenzie Corp. dated November 30, 2011. (5)
21	List of Subsidiaries (6)
23.1	Consent of Nova Resources, Inc. (9)
23.2	Consent of Nova Resources, Inc. (8)
23.3	Consent of Mire and Associates, Inc. (9)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)
99.1	Certified SEC Reserves Report and Economic Evaluation of McKenzie State Lease located in Pecos County, Texas. (9)
99.2	Certified SEC Reserves Analysis and Valuation Study and Report of Lozano Lease located in Frio County, Texas. (8)
99.3	Reserves Report of Properties located in Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger Counties, Texas. (9)
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Schema (7)
101.CAL	XBRL Taxonomy Calculation Linkbase (7)
101.DEF	XBRL Taxonomy Definition Linkbase (7)
101.LAB	XBRL Taxonomy Label Linkbase (7)
101.PRE	XBRL Taxonomy Presentation Linkbase (7)

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
(3)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 18, 2011.
(4)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 8, 2011.
(5)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 5, 2011.
(6)  Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 16, 2012.
(7)  Incorporated by reference to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 17, 2012.
(8)  Incorporated by reference to the Registrant’s Amendment No. 2 to the Annual Report on Form 10-K/A filed on October 12, 2012.
(9) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp. a Nevada corporation

April 25, 2013	By:	/s/ Michael Carey
Michael Carey
	Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	April 25, 2013
Michael Carey
Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director

By:	/s/ Ryan Hudson	April 25, 2013
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a director