Form 10-Q
period 2013-03-31
United American Petroleum Corp.
filed 2013-05-21
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

 For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________ to __________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File equired to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of May 14, 2013, there were 50,339,543 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	MARCH 31,	DECEMBER 31,
	2013	2012
ASSETS

CURRENT ASSET
Cash	$760,630	$572,784
Accounts receivable	155,703	133,258
Related party receivables	25,321	13,196
Total current assets	941,654	719,238

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $155,484 and $137,120 as of March 31, 2013 and December 31, 2012, respectively	1,035,958	1,054,322
Unevaluated	261,975	261,975

TOTAL ASSETS	$2,239,587	$2,035,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$437,077	$407,284
Convertible note payable, net of discount of $46,110 and $0 as of March 31, 2013 and December 31, 2012, respectively	112,390	—
Embedded derivative liability	223,302	—
Other payable	602,994	451,939
Total current liabilities	1,375,763	859,223

Asset retirement obligation	70,316	69,316
TOTAL LIABILITIES	1,446,079	928,539

STOCKHOLDERS’ DEFICIT
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,339,542 shares issued and 50,339,542 shares outstanding, respectively	50,340	50,339
Additional paid-in capital	8,115,477	8,313,299
Accumulated deficit	(7,372,310)	(7,256,643)
Total stockholders’ deficit	793,508	(1,106,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,239,587	$2,035,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	FOR THREE MONTHS ENDED MARCH 31, 2013	FOR THREE MONTHS ENDED MARCH 31, 2012
REVENUE
Oil and Gas sales	$130,346	$38,633
Operator Income	6,050	21,193
TOTAL REVENUE	136,396	59,826

OPERATING EXPENSES (INCOME)
Lease operating expenses	75,461	77,608
Accretion expense	1,000	1,971
Depletion expense	18,364	13,380
General and administrative	164,505	159,923
TOTAL OPERATING EXPENSES	259,330	252,882

NET LOSS BEFORE OTHER EXPENSE	(122,934)	(193,056)

OTHER INCOME (EXPENSE)
Interest Expense	(17,252)	(95,255)
Gain (Loss) on embedded derivatives	24,520	(3,865,685)
Total Other Income (Expense)	7,268	(3,960,940)

NET INC (LOSS)	$(115,666)	$(4,153,996)

INCOME (LOSS) PER SHARE - BASIC	(0.00)	(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	50,339,543	44,000,000

INCOME (LOSS) PER SHARE - DILUTED	(0.00)	(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	50,339,543	44,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

	FOR THE THREE MONTHS ENDED	FOR THE TWELVE MONTHS ENDED
	MARCH 31, 2013	MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(115,666)	$(4,153,996)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion expense	18,364	13,380
Accretion expense	1,000	1,971
Amortization of debt discount	8,890	38,887
Loss (Gain) on embedded derivatives	(24,520)	3,865,685

Change in assets and liabilities
(Increase) in accounts receivable	(22,445)	(64,274)
(Increase) in prepaid expenses	—	(10,073)
Decrease in related party receivable	(12,125)	25,718
Other receivable	—	(27,790)
Accounts payable and accrued expenses	29,793	226,707
Increase in related party payable	—	91,970
Other payable	151,055	9,090
Net cash (used in) operating activities	34,346	17,275

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	—	(212,292)
Net cash used in investing activities	—	(212,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	153,500	400,000
Net cash provided by financing activities	153,500	400,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	187,846	204,983

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	572,784	593,469

CASH AND CASH EQUIVALENTS - END OF PERIOD	$760,630	$798,452

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NON CASH TRANSACTIONS:
Discount from derivative liabilities	$55,000	$400,000
Discount to additional paid-in capital from relative fair value of warrants	$—	$192,207
Reclassification of derivative liabilities from additional paid in capital	$197,821	$—

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.      Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.      Reclassification

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a reclassification adjustment for the three months ended March 31, 2012 of $145,726 which served to reduce Administrative income, Lease operating expenses and General & Administrative expenses. This non-cash adjustment resulted from incorrectly recognizing revenue for administrative income collected from third party working interest owners of properties that were partially owned by the Company. As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was not material in relation to the current year, but not material to the year ended March 31, 2012. Consequently, the March 31, 2012 income statement was adjusted to reflect the correction of this error. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. The table noted below reflects the impact of the above error to the consolidated statements of operations as of and for the three months ended March 31, 2012.

Certain amounts disclosed in prior periods have been reclassified to conform to current presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net loss or financial position in any of the periods presented.

A summary of these changes by category is as follows:

		Reclassification	Adjusted
	March 31,	of Previously	March 31,
	2012	Reported Activity	2012
Oil and Gas sales	38,633		38,633
Well Operator Income	52,254	(31,061)	21,193
TOTAL REVENUE	90,887	(31,061)	59,826

OPERATING EXPENSES (INCOME)
Lease operating expenses	101,073	(23,465)	77,608
Accretion expense	1,971		1,971
Depletion expense	13,380		13,380
General and administrative	167,519	(7,596)	159,923
TOTAL OPERATING EXPENSES	283,943	(31,061)	252,882

NET LOSS BEFORE OTHER EXPENSE	(193,056)	—	(193,056)

OTHER INCOME (EXPENSE)
Interest Expense	(95,255)		(95,255)
Gain (Loss) on embedded derivatives	(3,865,685)		(3,865,685)
NET INCOME (LOSS)	(4,153,996)	—	(4,153,996)

4.      Related Party Transactions

As of March 31, 2013 and December 31, 2012, the Company had a related party receivables of $25,321 and $13,196, respectively, related to working interest amounts payable. Our directors are also officers in the Company.

5.      Fair Value Measurements and Derivative Liabilities

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

During 2013, the Company issued debt instruments that were convertible into common stock at a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. See Note 6. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. As a result, the Company measured its outstanding warrants on January 31, 2013 at fair value and re-classified these amounts from additional paid-in capital to derivative liabilities.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2013	$—

Initial recognition of debt derivative from issuance of January 31, 2013, $55,000 convertible note	139,295
Reclassification of derivative liabilities from additional paid in capital	197,821
Mark to market of debt derivative	(113,814)

Debt derivative as of March 31, 2013	$223,302

During the three months ended March 31, 2013, the gain on embedded derivatives in the condensed consolidated statement of operations of $24,520 consisted of a gain on the change in fair value of $62,888 above, a loss of $84,295 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 129.70-143.41%, risk free rate of 0.14-0.42% and an expected term of 0.50 to 1 year.

6.      Convertible Note Payable

Credit Facility – January 31, 2013

On January 31, 2013, we entered into a Note Purchase Agreement with an investor pursuant to which the investor agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Purchase Agreement. The notes mature on January 31, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a full discount of $55,000 to the note payable on issuance.

 Credit Facility – February 19, 2013

On February 19, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $103,500 to us in a single installment in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during the previous 10 trading. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, will not be priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

Notes issued in 2013

	January 31, 2013	February 19, 2013	Total

Total Proceeds	$55,000	$103,500	$158,500

Allocated to:

Conversion Option Liability	139,295	—	139,295

Debt Discount	(55,000)	—	(55,000)

Loss on debt derivative	$84,295	$—	$84,295

During the three months ended March 31, 2013, the Company amortized $8,890 of the debt discount to interest expense.

7.      Subsequent Events

Subsequent to the date of this report, the Company obtained $25,000 of funding related to the credit facility entered into on January 31, 2013 and $65,000 of funding related to the credit facility entered into on February 19, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report of United American Petroleum Corp. on Form 10-Q contains forward-looking statements, particularly those identified with the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2013.

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

As of March 31, 2013, there were no outstanding employee stock options.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2013, together with notes thereto, which are included in this Quarterly Report.

Results of Operations for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Revenues. We had total revenues of $136,396 for the three months ended March 31, 2013, which were generated from oil and gas sales of $130,346 and administrative revenue of $6,050. This was a $91,713 increase from total revenues of $90,887 for the three months ended March 31, 2012, which were generated from oil and gas sales of $38,633 and administrative revenue of $52,254.

Our administrative revenue increase was a result of income derived from well administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests.

The following table sets forth the revenue and production data for the three months ended March 31, 2013 and 2012.

	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$130,346	$38,633	$91,713	237%
Administrative revenues	6,050	21,193	(15,143)	(71)%
Total Revenues	$136,396	$59,826	$76,570	128%

PRODUCTION:
Total production (BOE)	1,460	456	1,004	220%
BOPD	4.00	1.25	2.75	220%

AVERAGE SALES PRICES:
Price per BOE	$89.28	$84.63	$4.65	5%

For the three months ended March 2013, we increased total barrels of oil equivalent (BOE) produced by 220% over the same period in the prior year. For the three months ended March 31, 2013 and 2012, total BOE produced was 1,460 and 456, respectively. The increase in oil and gas production and revenues is primarily related to production increases on the Lozano, McKenzie, and Welder properties. The Company conducted workover procedures on these properties during 2012 which has yielded significant increases in production for the current year’s period over the prior year’s period.

During the three months ended March 31, 2013, we increased our barrels of oil per day (BOPD) produced to an average of 4.00 BOPD from 1.25 BOPD for the three months ended March 31, 2012.

Operating Expenses. For the three months ended March 31, 2013, our total operating expenses were $279,564, which consisted of lease operating expenses of $75,461, accretion expense of $1,000, depletion expense of $18,364, amortization expense of 20,233, and general and administrative expenses of $164,505. By comparison, for the three months ended March 31, 2012, our total operating expenses were $283,943, which consisted of lease operating expenses of $101,073, accretion expense of $1,971, depletion expense of $13,380, and general and administrative expenses of $167,519.

The following table sets forth information relating to our operating expenses for the three months ended March 31, 2013 and 2012.

	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
LEASE OPERATING EXPENSES
Lease and well operating expenses	$48,363	$61,449	$(13,086)	(21%)
Workover expenses	23,313	6,639	16,674	251%
Legal, title and administrative well expenses	3,785	9,520	(5,735)	(60%)
Total Lease Operating Expenses	$75,461	$77,608	$(2,147)	(2.8%)

DEPRECIATION AND ACCRETION EXPENSE
Depreciation and Accretion expense	19,364	15,351	4,013	26.1%

GENERAL AND ADMINISTRATIVE EXPENSE
Public reporting and compliance related expense	79,211	50,478	28,733	57%
Employee and officer expenses	49,000	62,382	(13,382)	(21%)
Other general and administrative expenses	36,294	47,063	(10,769)	(23%)
Total General and Administrative Expenses	$164,505	$159,923	$4,582	2.9%

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, we incurred decreases in lease and well operating expenses of $13,086 or 21% related to the properties acquired in 2012 and increases in production activities on our properties. During the three months ended March 31, 2013, we worked over the McKenzie property resulting in an increase to workover expenses of $16,674 or 251%, from the prior period.

During the three months ended March 31, 2013 compared to the three months ended March 31, 2012, our depreciation and accretion expenses increased by $4,013or 26.1% due to an increase in our production and producing properties.

The increase in general and administrative expenses of $4,582 or 2.9% during the three months ended March 31, 2013, compared to the prior period, was largely due to increases in public reporting and compliance related expenses. This increase is directly attributable to our cost of operating as a public company.

Net Operating Loss. For the three months ended March 31, 2013, our total net operating loss was $183,870 as compared to a net operating loss of $193,056 for the three months ended March 31, 2013, a decrease of $9,186 or 5% from the prior period. Our net operating decreased over the prior period due to increases in oil and gas sales.

Other Income (Expense). For the three months ended March 31, 2013, we had interest income of $8,361 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest expense of $95,255 for the three months ended March 31, 2012, relating to our outstanding convertible promissory notes.

Net Income (Loss). For the three months ended March 31, 2013, our net loss was $115,666, as compared to a net loss of $4,153,996 for the three months ended March 31, 2012, a decrease in net loss of $4,038,330 or 97% from the prior period.

Liquidity and Capital Resources. During the three months ended March 31, 2013, we used $34,345 in operations, $0 in investing activities, related solely to property acquisitions and received $153,500 of cash from financing activities, related directly to proceeds on convertible notes. Our convertible notes are described below.

Third Note. On January 31, 2013, we entered into a credit facility with one investor, whereby the investor agreed to lend up to $400,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The note is due on January 31, 2014, or upon default, whichever was earlier, and accrued interest at the annual rate of 12%. The total number of conversion shares are calculated by dividing the amount of the notes by the conversion price. Pursuant to the credit facility, we issued the following notes to the investor on the following dates:

Date of Note	Amount of Note
January 31, 2013	$55,000

TOTAL	$55,000

The agreement provided that the investor would lend additional amounts to us in installments at their discretion.

Fourth Note. On February 19, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $103,500 to us in a single installment in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during the previous 10 trading days (the “Second Notes”). The total number of conversion shares are calculated by dividing the amount of the notes by the conversion price.

As of March 31, 2013, we had total current assets of $941,653, consisting of cash of $760,630, accounts receivable of $155,703, related party receivable of $25,321.

As of March 31, 2013, we had a working capital deficit of $19,303 and  an accumulated deficit of $7,435,367.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of March 31, 2013.

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

United American Petroleum Corp., a Nevada corporation

Date: May 14, 2012	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)

Exhibit Index

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins*	XBRL Instance Document (1)
101.sch*	XBRL Taxonomy Schema Document (1)
101.cal*	XBRL Taxonomy Calculation Linkbase Document (1)
101.lab*	XBRL Taxonomy Label Linkbase Document (1)
101.pre*	XBRL Taxonomy Presentation Linkbase Document (1)
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

