Form 10-Q
period 2013-06-30
United American Petroleum Corp.
filed 2013-08-14
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from _____ to _____

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No

As of August 14, 2012, there were 50,339,542 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	JUNE 30,	DECEMBER 31,
	2013	2012
ASSETS

CURRENT ASSET
Cash	$630,810	$572,784
Accounts receivable	341,053	133,258
Related party receivables	23,771	13,196
Total current assets	995,634	719,238

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $211,373 and $137,120 as of June 30, 2013 and December 31, 2012, respectively	997,519	1,054,322
Unevaluated	261,975	261,975

TOTAL ASSETS	$2,255,128	$2,035,535

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	513,823	407,284
Convertible note payable, net of discount of $32,397 and $0 as of June 30, 2013 and December 31, 2012, respectively	240,853	—
Embedded derivative liability	177,917	—
Other payable	589,781	451,939
Total current liabilities	1,522,374	859,223

Asset retirement obligation	69,120	69,316
TOTAL LIABILITIES	1,591,494	928,539

STOCKHOLDERS' DEFICIT
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares ssued and 1,000 shares outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,339,542 shares issued as of June 30 2013, and December 31 2012 and 50,339,442 outstanding shares as of June 30, 2013 and December 31, 2012.	50,339	50,339
Additional paid-in capital	8,115,477	8,313,299
Accumulated deficit	(7,502,183)	(7,256,643)
Total stockholders' deficit	663,634	1,106,996

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,255,128	2,035,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2013 AND 2012
UNAUDITED

	FOR THE THREE	FOR THE THREE	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013	JUNE 30, 2012

REVENUE
Oil and Gas sales	$238,165	$142,784	$368,511	$181,417
Operating Income	10,150	15,072	16,200	36,265
TOTAL REVENUE	248,315	157,856	384,711	217,682

OPERATING EXPENSES
Lease operating expenses	196,951	128,966	272,412	222,443
Accretion expense	1,000	1,543	2,000	3,514
Depletion expense	55,889	21,922	74,253	35,302
General and administrative	103,043	241,873	267,548	385,927
TOTAL OPERATING EXPENSES	356,883	394,304	616,213	647,186

NET LOSS BEFORE OTHER EXPENSE	(108,568)	(236,448)	(231,502)	(429,504)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	(63,688)	(2,179,232)	(80,940)	(2,274,487)
Gain (Loss) on embedded derivatives	42,382	835,467	66,902	(3,030,218)
Total other Income (Expense)	(21,306)	(1,343,765)	(14,038)	(5,304,705)

NET INCOME (LOSS)	$(129,874)	$(1,580,213)	$(245,540)	$(5,734,209)

INCOME (LOSS) PER SHARE - BASIC	(0.00)	(0.03)	(0.00)	(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	50,339,543	48,815,701	50,339,543	48,064,844

INCOME (LOSS) PER SHARE - DILUTED	(0.00)	(0.03)	(0.01)	(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	50,339,543	48,815,701	50,339,543	48,064,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED

	FOR THE		FOR THE
	SIX MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2013		JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(245,540)	$(5,734,209)

Adjustments to reconcile net loss o net cash used in operating activities:
Depletion expense		74,253	35,302
Accretion expense		2,000	3,514
Penalty on Convertible Note		51,750	—
Amortization of debt discount		22,603	2,176,996
Loss (Gain) on embedded derivatives		(66,902)	3,030,218

Change in assets and liabilities
(Increase) decrease in accounts receivable		(207,795)	7,619
Decrease (increase) in related party receivable		(10,575)	16,934
Decrease in other receivable		—	26,676
Increase (decrease) in accounts payable and accrued expenses		113,172	(8,394)
Increase in related party payable		—	72,485
(Decrease) in other payable		131,205	20,544
Net cash (used in) operating activities		(135,829)	(352,315)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties		(19,645)	(264,817)
Net cash used in investing activities		(19,645)	(264,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes		213,500	615,000
Net cash provided by financing activities		213,500	615,000

NET INCREASE IN CASH AND CASH EQUIVALENTS		58,026	(2,132)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		572,784	593,469

CASH AND CASH EQUIVALENTS - END OF PERIOD		$630,810	$591,337

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$		$—
Taxes	$		$—

NON CASH TRANSACTIONS:
Discount from derivative liabilities		$55,000	$615,000
Discount to additional paid-in capital from relative fair value of warrants	$		$289,520
Reclassification of derivative liabilities from additional paid in capital		$197,821	$4,493,669
Conversion of note payable	$		$2,800,000
Conversion of interest	$		$217,272

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Nature of Operations and Basis of Presentation

Nature of Operations

United American Petroleum Corp. is incorporated under the laws of the state of Nevada (“United”). United’s principal business is the acquisition and management of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2. Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through June 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Reclassification

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a reclassification adjustment for the three months and the six months ended June 30, 2012 of $31,547 and $62,608 respectively which served to reduce Administrative income, Lease operating expenses and General & Administrative expenses. This non-cash adjustment had no effect on net income or EPS. The adjustment resulted from incorrectly recognizing revenue for administrative income collected from third party working interest owners of properties that were partially owned by the Company. As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was not material in relation to the current year, but wasn’t material to the year ended June 30, 2012. Consequently, the June 30, 2012 income statement was adjusted to reflect the correction of this error. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. The table noted below reflects the impact of the above error to the consolidated statements of operations as of and for the three months and six months ended June 30, 2012.

Certain amounts disclosed in prior periods have been reclassified to conform to current presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net loss or financial position in any of the periods presented.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of these changes by category is as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2012	Reclassification of Previously Reported Activity	ADJUSTED FOR THE THREE MONTHS ENDED JUNE 30, 2012

Oil and Gas sales	142,784		142,784
Operating Income	46,619	(31,547)	15,072
TOTAL REVENUE	189,403	(31,547)	157,856

OPERATING EXPENSES (INCOME)
Lease operating expenses	136,631	(7,665)	128,966
Accretion expense	1,543		1,543
Depletion expense	21,922		21,922
General and administrative	265,755	(23,882)	241,873
TOTAL OPERATING EXPENSES	425,851	(31,547)	394,304

NET LOSS BEFORE OTHER EXPENSE	(236,448)		(236,448)

OTHER INCOME (EXPENSE)
Interest Expense	(2,179,232)		(2,179,232)
Gain (Loss) on embedded derivatives	835,467		835,467
	(1,343,765)	—	(1,343,765)

NET INCOME (LOSS)	(1,580,213)	—	(1,580,213)

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2012	Reclassification of Previously Reported Activity	ADJUSTED FOR THE SIX MONTHS ENDED JUNE 30, 2012

Oil and Gas sales	181,417		181,417
Operating Income	98,873	(62,608)	36,265
TOTAL REVENUE	280,290	(62,608)	217,682

OPERATING EXPENSES (INCOME)
Lease operating expenses	237,704	(15,261)	222,443
Accretion expense	3,514		3,514
Depletion expense	35,302		35,302
General and administrative	433,274	(47,347)	385,927
TOTAL OPERATING EXPENSES	709,794	(62,608)	647,186

NET LOSS BEFORE OTHER EXPENSE	(429,504)		(429,504)

OTHER INCOME (EXPENSE)
Interest Expense	(2,274,487)		(2,274,487)
Gain (Loss) on embedded derivatives	(3,030,218)		(3,030,218)
Total other expense	(5,304,705)	—	(5,304,705)

NET INCOME (LOSS)	(5,734,209)	—	(5,734,209)

4. Related Party Transactions

As of June 30, 2013 and December 31, 2012, the Company had a related party receivables of $23,771 and $13,196, respectively, related to working interest amounts payable. Our directors are also officers in the Company.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2013	$—

Initial recognition of debt derivative from issuance of January 31, 2013, $55,000 convertible note	139,295
Reclassification of derivative liabilities from additional paid in capital	197,821
Mark to market of debt derivative	(159,199)

Debt derivative as of June 30, 2013	$177,917

During the six months ended June 30, 2013, the gain on embedded derivatives in the condensed consolidated statement of operations of $66,902 consisted of a gain on the change in fair value of $159,199 above, a loss of $92,295 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

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

Credit Facility – February 19, 2013

On February 19, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $103,500 to us in a single installment in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, will not be priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

In May of 2013, we did not comply with the timely filing requirement on this loan. Pursuant to the promissory note, a penalty of 50% of the outstanding principal amount equaling 51,750 was added to the balance of the note. This additional sum will be eligible for conversion at the same terms as the original principal balance.

Credit Facility – April 22, 2013

On April 22, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $63,000 to us in a single installment in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during 5 of the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, will not be priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

Notes issued in 2013

	January 31, 2013	February 19, 2013	April 22, 2013	Total

Total Proceeds	$55,000	$103,500	$63,000	$221,500

Allocated to:

Conversion Option Liability	139,295	—	—	139,295

Debt Discount	(55,000)	—	—	(55,000)

Loss on debt derivative	$84,295	$—	—	$84,295

During the six months ended June 30, 2013, the Company amortized $22,603 of the debt discount to interest expense.

7. Subsequent Events

On August 2nd, the Company executed a stock compensation plan for certain vendors. This plan is to pay liabilities using the stock of the Company subject to specific arrangements made with the vendors.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

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

As of June 30, 2013, there were no outstanding employee stock options.

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

Recent Events.

On October 11, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designation, for its Series B Preferred Stock (the “Designation”). The Designation, which was approved by the Board of Directors on October 9, 2012 and authorized under the Company’s Articles of Incorporation, which provides the Board of Directors the right to designate series of preferred stock, provided for the designation of a series of 1,000 shares of Series B Preferred Stock, par value $0.001 (the “Series B Preferred Stock”). The Series B Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series B Preferred Stock.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2013, together with notes thereto, which are included in this Quarterly Report.

Results of Operations for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Revenues. We had total revenues of $248,315 for the three months ended June 30, 2013, which were generated from oil and gas sales of $238,165 and Operating income of $10,150. This increase of $90,458 from total revenues of $157,856 for the three months ended June 30, 2012, was generated from increases in oil and gas sales of $95,381 and a reduction in administrative revenue of $4,922. Our Oil and Gas Revenue increased by 67% over the same period in the prior year because of results from recently completed workover procedures which have been described below.

Additionally, our properties are commonly owned by many working interest owners. Some of those working interest owners have elected not to contribute amounts due for workover procedures resulting in an election of “non-consent”. We have been able to benefit by paying for those non-consenting portions of the workover procedure. We are able to benefit from paying the non-consenting portion because we are allowed to collect from production an amount equal to 400% of the non-consenting portion that we paid. Approximately 50% of our increase in oil and gas sales was directly attributable to non-consenting revenues.

Our operating income is derived from well administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests. The decrease in operating income is due to a decrease in the number of third party well owners managed by United Operating, LLC.

The following table sets forth the revenue and production data for the three months ended June 30, 2013 and June 30, 2012.

	THREE MONTHS ENDED JUNE 30, 2013	THREE MONTHS ENDED JUNE 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$238,165	$142,784	$95,381	67%
Operating Income	10,150	15,072	(4,922)	(33%)
Total Revenues	248,315	157,856	90,459	57%

PRODUCTION:
Total production (BOE)	2,512	1,878	634	34%
Barrels of Oil Equivalent per day (BOPD)	27.91	20.87	7.05	34%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$94.81	$76.03	$18.76	25%

For the three months ended June 30, 2013, we increased total barrels of oil equivalent (BOE) produced by 34% over the same period in the prior year. For the three months ended June 30, 2013 and June 30, 2012, total BOE produced was 2,512 and 1,878, respectively. The increase in oil and gas production and revenues is primarily related to production increases on the Lozano, McKenzie, Merrick Davis and Welder properties. The Company conducted workover procedures on each of these properties during 2013. The Company benefited from non-consenting penalty related production on the Merrick Davis, and Welder which yielded significant increases in production for the current year’s period over the prior year’s period.

During the three months ended June 30, 2013, we increased our barrels of oil per day (BOPD) produced to an average of 27.91 BOPD from 20.87 BOPD for the three months ended June 30, 2012.

Operating Expenses. For the three months ended June 30, 2013, our total operating expenses were $348,492, which consisted of lease operating expenses of $194,039, accretion expense of $1,000, depletion expense of $55,889, and general and administrative expenses of $97,564. By comparison, for the three months ended June 30, 2012, our total operating expenses were $425,851, which consisted of lease operating expenses of $136,631, accretion expense of $1,543, depletion expense of $21,922, and general and administrative expenses of $265,755.

The following table sets forth information relating to our operating expenses for the three months ended June 30, 2013 and June 30, 2012.

	THREE MONTHS ENDED JUNE 30, 2013	THREE MONTHS ENDED JUNE 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)

LEASE OPERATING EXPENSES
Lease operating expenses	100,708	105,853	(5,145)	(5%)
Workover expenses	92,613	23,113	69,500	301%
Legal, title and administrative well expenses	3,630	—	3,630	100%
Total Lease Operating expenses	196,951	128,966	67,985	53%

Depreciation, depletion, amortization and accretion expense	56,889	23,465	33,424	142%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	36,604	144,983	(108,379)	(75%)
Employee and officer expenses	39,970	49,888	(9,918)	20%
Other general and administrative	26,469	47,002	(20,533)	(44%)
Total General and Administrative expenses	103,043	241,873	(138,830)	(57%)

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, we decreased our lease and well operating expenses of $5,145 or 5%. During the three months ended June 30, 2013, we worked over the Lozano, McKenzie, Merrick Davis and Welder properties resulting in an increase to workover expenses of $69,500 or 301%, from the prior period. These workover expenses directly resulted in increased production activities which we believe will be maintained over the next 12 months.

During the three months ended June 30, 2013 compared to the three months ended June 30, 2012, our depreciation, depletion, amortization, and accretion expenses increased by $33,424 or 142% due to an increase in our production and producing properties.

The decrease in general and administrative expenses of $138,830 or 57% during the three months ended June 30, 2013, compared to the prior period, was largely due to decreases in public reporting and compliance related expenses. These expenses are directly attributable to our cost of operating as a public company. We believe we have reduced our costs of operating as a public company to their absolute minimum amount.

Net Operating Loss. For the three months ended June 30, 2013, our total net operating loss was $108,568 as compared to a net operating loss of $236,448 for the three months ended June 30, 2012, a decrease of $127,880 or 54% from the prior period. Our net operating loss decreased over the prior period due to increases in oil and gas sales partially offset by increases to workover expenses and decreases in General and Administrative expenses.

Other Income (Expense). For the three months ended June 30, 2013, we had interest expense of $63,688 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest expense of $2,179,232 for the three months ended June 30, 2012, relating to our outstanding convertible promissory notes.

Net Income (Loss). For the three months ended June 30, 2013, our net loss was $129,874 as compared to a net loss of $1,580,213 for the three months ended June 30, 2012, a decrease of $1,445,342 or 91% from the prior period.

Results of Operations for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Revenues. We had total revenues of $384,711 for the three months ended June 30, 2013, which were generated from oil and gas sales of $368,511 and Operating income of $16,200. This increase of $167,029 from total revenues of $217,682 for the three months ended June 30, 2012, was generated from increases in oil and gas sales of $187,094 and a reduction in administrative revenue of $20,065. Our Oil and Gas Revenue increased by 103% over the same period in the prior year because of results from recently completed workover procedures which have been described below.

Additionally, our properties are commonly owned by many working interest owners. Some of those working interest owners have elected not to contribute amounts due for workover procedures resulting in an election of “non-consent”. We have been able to benefit by paying for those non-consenting portions of the workover procedure. We are able to benefit from paying the non-consenting portion because we are allowed to collect from production an amount equal to 400% of the non-consenting portion that we paid. Approximately 50% of our increase in oil and gas sales was directly attributable to non-consenting revenues.

Our operating income is derived from well administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests. The decrease in operating income is due to a decrease in the number of third party well owners managed by United Operating, LLC.

The following table sets forth the revenue and production data for the six months ended June 30, 2013 and June 30, 2012.

	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$368,511	$181,417	$187,094	103%
Operating Income	16,200	36,265	(20,065)	(55%)
Total Revenues	384,711	217,682	167,029	77%

PRODUCTION:
Total production (BOE)	3,972	2,334	1,638	70%
Barrels of Oil Equivalent per day (BOPD)	22.07	12.97	9.10	70%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$92.78	$77.73	$15.05	19%

For the six months ended June 30, 2013, we increased total barrels of oil equivalent (BOE) produced by 70% over the same period in the prior year. For the six months ended June 30, 2013 and June 30, 2012, total BOE produced was 3,972 and 2,334, respectively. The increase in oil and gas production and revenues is primarily related to production increases on the Lozano, McKenzie, Merrick Davis and Welder properties. The Company conducted workover procedures on each of these properties during 2013 which has yielded significant increases in production for the current year’s period over the prior year’s period.

During the three months ended June 30, 2013, we increased our barrels of oil per day (BOPD) produced to an average of 22.07 BOPD from 12.97 BOPD for the three months ended June 30, 2012.

Operating Expenses. For the six months ended June 30, 2013, our total operating expenses were $616,210, which consisted of lease operating expenses of $272,412, accretion expense of $2,000, depletion expense of $74,253, and general and administrative expenses of $267,545. By comparison, for the six months ended June 30, 2012, our total operating expenses were $647,186, which consisted of lease operating expenses of $222,443, accretion expense of $3,514, depletion expense of $35,302, and general and administrative expenses of $385,927.

The following table sets forth information relating to our operating expenses for the six months ended June 30, 2013 and June 30, 2012.

	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)

LEASE OPERATING EXPENSES
Lease operating expenses	151,894	144,829	7,064	6%
Workover expenses	115,926	76,668	39,238	47%
Legal, title and administrative well expenses	4,593	926	3,667	396%
Total Lease Operating expenses	272,412	222,443	49,969	22%

Depreciation, depletion, amortization and accretion expense	76,253	38,816	37,437	96%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	143,911	263,860	(119,949)	(45%)
Employee and officer expenses	73,506	64,100	9,406	15%
Other general and administrative	50,131	57,967	(7,836)	(14%)
Total General and Administrative expenses	267,548	385,927	(118,379)	(31%)

For the six months ended June 30, 2013 compared to the three months ended June 30, 2012, we increased our lease and well operating expenses of $7,064 or 6%. During the six months ended June 30, 2013, we worked over the Lozano, McKenzie, Merrick Davis and Welder properties resulting in an increase to workover expenses of $39,238 or 47%, from the prior period. These workover expenses directly resulted in increased production activities which we believe will be maintained over the next 12 months.

During the three months ended June 30, 2013 compared to the three months ended June 30, 2012, our depreciation, depletion, amortization, and accretion expenses increased by $37,437 or 96% due to an increase in our production and producing properties.

The decrease in general and administrative expenses of $118,379 or 31% during the six months ended June 30, 2013, compared to the prior period, was largely due to decreases in public reporting and compliance related expenses offset by increases to employee and officer related compensation.

Net Operating Loss. For the six months ended June 30, 2013, our total net operating loss was $231,502 as compared to a net operating loss of $429,504 for the six months ended June 30, 2012, a decrease of $198,005 or 46% from the prior period. Our net operating decreased over the prior period due to increases in oil and gas sales.

Other Income (Expense). For the six months ended June 30, 2013, we had other expense $14,038 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to other expense of $5,304,705 for the six months ended June 30, 2012, relating to our outstanding convertible promissory notes.

Net Income (Loss). For the three months ended June 30, 2013, our net loss was $129,874 as compared to a net loss of $1,580,213 for the three months ended June 30, 2012, a decrease of $1,445,342 or 91% from the prior period.

Liquidity and Capital Resources. During the six months ended June 30, 2013, we used $135,829 in operations, $19,645 in investing activities, related solely to property acquisitions and received $213,500 of cash from financing activities, related directly to proceeds on convertible notes. Our convertible notes are described below.

We consider the breakeven point for the company to be roughly 36 Barrels of Oil per Day (BOPD). During the previous three months, we have increased our production toward that objective. Further, we believe we will be closer to achieving that objective through workovers already conducted as of the date of this report.

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

As of June 30, 2013, we had total current assets of $995,634, consisting of cash of $630,810, accounts receivable of $341,053, related party receivable of $23,771.

As of June 30, 2013, we had a working capital deficit of $526,740 and an accumulated deficit of $7,502,183.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of June 30, 2013.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K/A filed with the Commission on October 19, 2012, which risk factors are incorporated by reference herein. Investors are encouraged to read and review the risk factors included in the Form 10-K/A prior to making an investment in the Company.

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

2.4
Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010 (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).

2.5
Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).

3.1
Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed April 15, 2005).
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

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
3.9	Certificate of Designation of Series B Preferred Stock (1)
3.10	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (1)
4.1	Form of Registration Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
4.2	Form of Registration Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed October 18, 2011).
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Information Statement on Schedule 14C, filed January 2, 2008).
10.2	Form of Note and Warrant Purchase Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
10.3	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
10.4	Form of Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
10.5	Form of Security Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
10.6	Stock Vesting Agreement by and among the Company and Michael Carey, dated as of December 31, 2010 (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
10.7	Stock Vesting Agreement by and among the Company and Ryan Hudson, dated as of December 31, 2010 (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
10.8	Employment Agreement of Michael Carey (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
10.9	Employment Agreement of Ryan Hudson (incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2011).
10.10	Form of Note and Warrant Purchase Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed October 18, 2011).
10.11	Form of Convertible Promissory Note (incorporated by reference to the Company's Current Report on Form 8-K filed October 18, 2011).
10.12	Form of Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed October 18, 2011).
10.13	Purchase and Sale Agreement by and between the Company and Alamo Energy Corp. dated October 28, 2011 (incorporated by reference to the Company's Current Report on Form 8-K filed November 8, 2011).
10.14	Purchase and Sale Agreement by and between the Company and McKenzie Corp. dated November 30, 2011(incorporated by reference to the Company's Current Report on Form 8-K filed December 5, 2011).
10.15	Promissory Note by and between the Company and JMJ Financial date January 31, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed March 7, 2013).
10.16	Security Purchase Agreement between the Company and Asher Enterprises, Inc. dated February 19, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed March 7, 2013).
10.17	Promissory Note by and between the Company and Asher Enterprises, Inc. dated February 19, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed March 7, 2013).
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins*	XBRL Instance Document (1)
101.sch*	XBRL Taxonomy Schema Document (1)
101.cal*	XBRL Taxonomy Calculation Linkbase Document (1)
101.lab*	XBRL Taxonomy Label Linkbase Document (1)
101.pre*	XBRL Taxonomy Presentation Linkbase Document (1)

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

United American Petroleum Corp., a Nevada corporation

Date: August 13, 2013	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)