Form 10-Q/A
period 2013-06-30
United American Petroleum Corp.
filed 2013-08-16
CIK 1321516

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

As of August 14, 2013, there were 50,339,542 shares of the issuer's $.001 par value common stock issued and outstanding.

1

EXPLANATORY NOTE

United American Petroleum Corp. (the “Registrant”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, which the Registrant previously filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 (the “Original Filing”). This Amendment No.1 is to file a corrected version of the cover page of the Original Filing.

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the accompanying Exhibit Index of this Amendment are filed in this report.

No other changes have been made to the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing and this Amendment No. 1.

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

United American Petroleum Corp., a Nevada corporation

Date: August 15, 2013	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)

2