Form 10-Q
period 2013-09-30
United American Petroleum Corp.
filed 2013-11-19
CIK 1321516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 19, 2013, there were 55,335,367 shares of the issuer’s $.001 par value common stock issued and outstanding.

1

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS

CURRENT ASSET
Cash	$624,267	$572,784
Accounts receivable	259,459	133,258
Related party receivables	23,771	13,196
Total current assets	907,497	719,238

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $301,742 and $137,120 as of September 30, 2013 and December 31, 2012, respectively	963,701	1,054,322
Unevaluated	261,975	261,975

TOTAL ASSETS	$2,133,173	$2,035,535

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	481,505	407,284
Convertible note payable, as of September 30, 2013 and December 31, 2012, respectively	224,409	—
Embedded derivative liability	236,988	—
Other payable	592,524	451,939
Total current liabilities	1,535,426	859,223

Asset retirement obligation	53,671	69,316
TOTAL LIABILITIES	1,589,097	928,539

STOCKHOLDERS' DEFICIT
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 shares outstanding and no shares issued and outstanding, respectively	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,842,830 and 50,339,442 shares issued and outstanding as of September 30 2013, and December 31 2012	53,843	50,339
Additional paid-in capital	8,299,629	8,313,299
Accumulated deficit	(7,809,397)	(7,256,643
Total stockholders' deficit	544,076	1,106,996

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,133,173	2,035,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
UNAUDITED

	FOR THE THREE	FOR THE THREE	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012

REVENUE
Oil and Gas sales	$106,634	$194,723	$475,145	$376,140
Operating Income	5,250	19,298	21,450	55,564
TOTAL REVENUE	111,884	214,021	496,595	431,704

OPERATING EXPENSES (INCOME)
Lease operating expenses	82,517	98,023	354,930	320,467
Accretion expense	1,000	1,757	3,000	5,271

Depletion expense	14,769	21,922	89,022	57,224
General and administrative	156,045	251,120	423,591	637,047
TOTAL OPERATING EXPENSES	254,329	372,822	870,543	1,020,009

NET LOSS BEFORE OTHER EXPENSE	(142,445)	(158,801)	(373,948)	(588,305)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	(193,956)	21,548	(274,894)	(2,252,939)
Gain (Loss) on embedded derivatives	29,186	—	96,088	(3,030,218)
Total other Income (Expense)	(164,770)	21,548	(178,806)	(5,283,157)

NET INCOME (LOSS)	$(307,215)	$(137,253)	$(552,754)	$(5,871,462)

INCOME (LOSS) PER SHARE - BASIC	(0.01)	(0.01)	(0.01)	(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	51,010,765	50,034,543	50,565,742	46,803,104

INCOME (LOSS) PER SHARE - DILUTED	(0.02)	(0.01)	(0.02)	(0.33)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	51,010,765	50,034,543	50,565,742	46,803,104

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM
CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED

	FOR THE	FOR THE
	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(552,754)	$(5,871,462)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depletion expense	89,022	57,224
Accretion expense	3,000	5,271

Amortization of debt discount and non-cash interest expense	274,894	2,176,996
Loss (Gain) on embedded derivatives	(96,088)	3,030,218

Change in assets and liabilities
Accounts receivable	(126,201)	(39,840)
Related party receivable	(10,575)	(3,799)
Other receivable	—	160,302
Prepaid expenses	—	(8,394)
Accounts payable and accrued expenses	74,221	179,316
Accrued interest	—	(9,425)
Other payable	116,516	—
Net cash (used in) operating activities	(227,965)	(323,593)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	0	(274,527)
Net cash used in investing activities	0	(274,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	279,448	615,000
Net cash provided by financing activities	279,448	615,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,483	16,880

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	572,784	593,469

CASH AND CASH EQUIVALENTS - END OF PERIOD	$624,267	$610,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NON CASH TRANSACTIONS:
Conversion of convertible notes payable	$117,656	$2,800,000
Conversion of accrued interest	$—	$217,272
Discount from derivative liabilities	$210,250	$615,000
Settlement of asset retirement obligation	$17,449	$—
Discount to additional paid-in capital from relative fair value of warrants	$—	$289,520
Reclassification of derivative liabilities from additional paid-in capital	$197,821	$—
Settlement of derivative liabilities to additional paid-in capital	$70,000	$4,493,669

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.            Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.           Reclassification

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a reclassification adjustment for the three months and the nine months ended September 30, 2012 of $31,686 and $94,293 respectively which served to reduce Administrative income, Lease operating expenses and General & Administrative expenses.  This non-cash adjustment had no effect on net income or EPS. The adjustment resulted from incorrectly recognizing revenue for administrative income collected from third party working interest owners of properties that were partially owned by the Company.   As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was not material in relation to the current year, but was material to the nine months ended September 30, 2012.  Consequently, the September 30, 2012 income statement was adjusted to reflect the correction of this error.  In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.  The table noted below reflects the impact of the above error to the consolidated statements of operations as of and for the three months and nine months ended September 30, 2012.

Certain amounts disclosed in prior periods have been reclassified to conform to current presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net loss or financial position in any of the periods presented.

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of these changes by category is as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012	Reclassification of Previously Reported Activity	ADJUSTED FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Oil and Gas sales	194,723		194,723
Operating Income	50,984	(31,686)	19,298
TOTAL REVENUE	245,707	(31,686)	214,021

OPERATING EXPENSES (INCOME)
Lease operating expenses	105,827	(7,804)	98,023
Accretion expense	1,757		1,757
Depletion expense	21,922		21,922
General and administrative	275,002	(23,882)	251,120
TOTAL OPERATING EXPENSES	404,508	(31,686)	372,822

NET LOSS BEFORE OTHER EXPENSE	(158,801)		(158,801)

OTHER INCOME (EXPENSE)
Interest Expense	21,548		21,548
Gain (Loss) on embedded derivatives	—		—
	21,548	—	21,548

NET INCOME (LOSS)	(137,253)	—	(137,253)

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	Reclassification of Previously Reported Activity	ADJUSTED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Oil and Gas sales	376,140		376,140
Operating Income	149,857	(94,293)	55,564
TOTAL REVENUE	525,997	(94,293)	431,704

OPERATING EXPENSES (INCOME)
Lease operating expenses	343,531	(23,064)	320,467
Accretion expense	5,271		5,271
Depletion expense	57,224		57,224
General and administrative	708,276	(71,229)	637,047
TOTAL OPERATING EXPENSES	1,114,302	(94,293)	1,020,009

NET LOSS BEFORE OTHER EXPENSE	(588,305)		(588,305)

OTHER INCOME (EXPENSE)
Interest Expense	(2,252,939)		(2,252,939)
Gain (Loss) on embedded derivatives	(3,030,218)		(3,030,218)
Total other expense	(5,283,157)	—	(5,283,157)

NET INCOME (LOSS)	(5,871,462)	—	(5,871,462)

UNITED AMERICAN PETROLEUM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.            Related Party Transactions

As of September 30, 2013 and December 31, 2012, the Company had a related party receivables of $23,771 and $13,196, respectively, related to working interest amounts payable.   Our directors are also officers in the Company.

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

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2013	$—
Additions due to new convertible debt	346,846
Reclassification of derivative liabilities from additional paid-in capital	197,821
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(70,000)
Mark to market of debt derivative	(237,679)

Debt derivative as of September 30, 2013	$236,988

The gain on derivative liabilities in the consolidated statement of operations of $96,088 consists of the gain of $237,679 noted above and a loss on derivative liabilities of $141,591 which is the amount by which the derivative liabilities exceeded the principal balance of the related notes payable on issuance.

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

6.           Convertible Note Payable

Credit Facility – January 31, 2013

On January 31, 2013, we entered into a Note Purchase Agreement with an investor pursuant to which the investor agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Purchase Agreement. The second installment of $25,000 was delivered in April 2013. The notes mature on January 31, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a full discount of $55,000 to the note payable on issuance.

On August 13, 2013, September 9, 2013 and September 26, 2013 the holder of the convertible note exercised a portion of the conversion rights of the note for 250,000, 300,000 and 600,000 shares of common respectively at stock prices of $0.03, $0.0265, and $0.01160 respectively for a total of $22,410 principal converted.

 As a result of the exercise of the conversion option of the note, the Company fully amortized the remaining balance of the associated debt discount of $55,000 recognizing interest expense for the same amount.

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

In May of 2013, we did not comply with the timely filing requirement on this loan. Pursuant to the promissory note, a penalty of 50% of the outstanding principal amount equaling $51,750 was added to the balance of the note. This additional sum will be eligible for conversion at the same terms as the original principal balance.

On August 26, 2013, September 6, 2013 and September 26, 2013 the holder of the convertible note exercised a portion of the conversion rights of the note for 478,469, 840,336 and 1,034,483 shares of common respectively at stock prices of $0.0418, $0.0357, and $0.145 respectively for a total of $90,250 principal converted.

As a result of the exercise of the conversion option of the note, the Company fully amortized the remaining balance of the associated debt discount of $155,250 recognizing interest expense for the same amount.

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

On September 23, 2013 the investor lent an additional $47,000 in a single installment under the same terms agreement and terms as the previous installment made April 22, 2013.

8. Subsequent Events

On October 7, 2013, the holder of the February 19, 2013 note exercised a portion of the conversion rights of the note for 1,492,537 shares of common stock at a stock price of $0.0134 for a total of $70,250 principle converted.

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

Critical Accounting Policy and Estimates.  Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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

As of September 30, 2013, there were no outstanding employee stock options.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2013, together with notes thereto, which are included in this Quarterly Report.

Results of Operations for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Revenues.  We had total revenues of $111,884 for the three months ended September 30, 2013, which were generated from oil and gas sales of $106,634 and operating income of $5,250.  This was a $102,137 decrease from total revenues of $214,021 for the three months ended September 30, 2012, which were generated from oil and gas sales of $194,723 and operating income of $19,298.  The Company had to rework certain wells as a result of decreasing yields, as a result oil and gas revenue decreased during the period of the rework. During the three months ended September 30, 2013, we decreased our barrels of oil per day (BOPD) produced to an average of 12.01 BOPD from 22.05 BOPD for the three months ended September 30, 2012, also as a result of the well rework.

Additionally, our properties are commonly owned by many working interest owners.  Some of those working interest owners have elected not to contribute amounts due for workover procedures resulting in an election of “non-consent”.  We have been able to benefit by paying for those non-consenting portions of the workover procedure.  We are able to benefit from paying the non-consenting portion because we are allowed to collect from production an amount equal 400% of the non-consenting portion that we paid.  Approximately 50% of our increase in oil and gas sales was directly attributable to non-consenting revenues.

Our administrative revenue increase was a result of income derived from well administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests.

The following table sets forth the revenue and production data for the three months ended September 30, 2013 and September 30, 2012

	THREE MONTHS ENDED SEPTEMBER 30, 2013	THREE MONTHS ENDED SEPTEMBER 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$106,634	194,723	$(88,089)	(83%)
Administrative revenues	5,250	19,298	(14,048)	(871%)
Total Revenues	111,884	214,021	(102,137)	(120%)

PRODUCTION:
Total production (BOE)	1,081	2,012		(46%)
Barrels of Oil Equivalent per day (BOPD)	12.01	22.05		(46%)

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	98.65	98.78	$18.76	2%

Operating Expenses.  For the three months ended September 30, 2013, our total operating expenses were $254,329, which consisted of lease operating expenses of $82,517, accretion expense of $1,000, depletion expense of $14,769 and general and administrative expenses of $156,045.  By comparison, for the three months ended September 30, 2012, our total operating expenses were $372,822, which consisted of lease operating expenses of $98,023, accretion expense of $0, amortization expense of $1,757, depletion expense of $21,922, and general and administrative expenses of $251,120.

The following table sets forth information relating to our operating expenses for the three months ended September 30, 2013 and September 30, 2012.

	THREE MONTHS ENDED SEPTEMBER 30, 2013	THREE MONTHS ENDED SEPTEMBER 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)

LEASE OPERATING EXPENSES
Lease operating expenses	62,840	42,474	20,006	47%
Workover expenses	13,071	61,063	(47,992)	(79%)
Legal, title and administrative well expenses	6,966	2,290	4,676	204%
Total Lease Operating expenses	82,517	105,827	(23,310)	(22%)

Depreciation, depletion, amortization and accretion expense	14,769	23,679	(7,696)	(33%)

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	65,647	89,565	(23,918)	(27%)
Employee and officer expenses	27,126	130,753	(103,627)	(79%)
Other general and administrative	63,272	54,684	8,588	16%
Total General and Administrative expenses	156,045	275,002	(118,956)	(43%)

TOTAL OPERATING EXPENSES	254,329	404,508	(137,012)	(34%)

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the Company incurred decreasing lease and well operating expenses of $23,310 or 22% as a result of Company conducting significant workover of the Lozano, McKenzie, Merrick Davis and Welder properties in 2012 that continued into 2013 but decreased by the third quarter as a result of decreasing well yields.

During the three months ended September 30, 2013 compared to the three months ended September 30, 2012, our depreciation, depletion, amortization, and accretion expenses decreased by $7,696 or 33% due to an decrease in our production and producing properties.

The decrease in general and administrative expenses of $118,956 or 48% during the three months ended September 30, 2013, compared to the prior period, was largely due to decreases in officer compensation and public reporting and compliance related expenses.  We believe we have reduced our costs of operating as a public company to their absolute minimum amount.

Net Operating Loss.  For the three months ended September 30, 2013, our total net operating loss was $142,445 as compared to a net operating loss of $158,801 for the three months ended September 30, 2012, a decrease of $16,356 or 2% from the prior period. Our net operating loss decreased over the prior period due to increases in oil and gas sales partially offset by increases to workover expenses and decreases in General and Administrative expenses.

Other Income (Expense).   For the three months ended September 30, 2013, we had interest expense $193,956 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest income of $21,548 for the three months ended September 30, 2012, relating to our outstanding convertible promissory notes.

Net Income (Loss).    For the three months ended September 30, 2013, our net loss was $307,215 as compared to a net loss of $137,253 for the three months ended September 30, 2012, an increase of $169,962 or 520% from the prior period.

Results of Operations for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Revenues.  We had total revenues of $496,595 for the nine months ended September 30, 2013, which were generated from oil and gas sales of $475,145 and Operating income of $21,450.  This was a $64,891 increase from total revenues of $431,704 for the nine months ended September 30, 2012, which were generated from oil and gas sales of $376,140 and administrative revenue of $55,564.  Our Oil and Gas Revenue increased nearly 50% over the same period in the prior year because of results from recently completed workover procedures. Those workover procedures were planned on properties with the best possible results.

Additionally, our properties are commonly owned by many working interest owners. Some of those working interest owners have elected not to contribute amounts due for workover procedures resulting in an election of “non-consent”. We have been able to benefit by paying for those non-consenting portions of the workover procedure. We are able to benefit from paying the non-consenting portion because we are allowed to collect from production an amount equal 400% of the non-consenting portion that we paid. Approximately 50% of our increase in oil and gas sales was directly attributable to non-consenting revenues.

Our administrative revenue decrease was a result of income derived from well administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests.

The following table sets forth the revenue and production data for the nine months ended September 30, 2013 and September 30, 2012

	NINE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$475,145	376,140	$99,005	26%
Administrative revenues	21,450	55,564	(34,114)	(86%)
Total Revenues	496,595	431,704	64,891	(6%)

PRODUCTION:
Total production (BOE)	5,053	4,346	1,638	70%
Barrels of Oil Equivalent per day (BOPD)	28.07	24.07	9.10	70%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	94.03	86.55	$15.05	19%

For the nine months ended September 30, 2013, we increased total barrels of oil equivalent (BOE) produced by 70% over the same period in the prior year.  For the nine months ended September 30, 2013 and September 30, 2012, total BOE produced was 5,053 and 4,346, respectively.  The increase in oil and gas production and revenues is primarily related to production increases on the Lozano, McKenzie, Merrick Davis and Welder properties.  The Company conducted workover procedures on each of these properties during 2012 which has yielded significant increases in production for the current year’s period over the prior year’s period.

Operating Expenses.  For the nine months ended September 30, 2013, our total operating expenses were $870,542, which consisted of lease operating expenses of $345,930, accretion expense of $3,000, depletion expense of $89,022, and general and administrative expenses of $423,590.  By comparison, for the nine months ended September 30, 2012, our total operating expenses were $1,020,009, which consisted of lease operating expenses of $320,467, accretion expense of $5,271, depletion expense of $57,224, and general and administrative expenses of $637,047.

The following table sets forth information relating to our operating expenses for the nine months ended September 30, 2013 and September 30, 2012.

	NINE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)

LEASE OPERATING EXPENSES
Lease operating expenses	214,290	200,584	13,706	7%
Workover expenses	129,081	139,731	(10,650)	(8%)
Legal, title and administrative well expenses	11,199	3,216	8,343	259%
Total Lease Operating expenses	354,930	343,531	11,399	3%

Depreciation, depletion, amortization and accretion expense	92,022	62,495	29,527	47%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	209,558	353,425	(143,867)	(41%)
Employee and officer expenses	100,632	242,200	(141,568)	(58%)
Other general and administrative	113,401	112,651	753	1%
Total General and Administrative expenses	423,591	708,276	(284,682)	(40%)

TOTAL OPERATING EXPENSES	870,543	1,114,302	(243,759)	(22%)

During the three months ended September 30, 2013 compared to the three months ended September 30, 2012, our depreciation, depletion, amortization, and accretion expenses increased by $29,040 or 155% due to an increase in our production and producing properties.

The decrease in general and administrative expenses of $708,276 or 40% during the nine months ended September 30, 2013, compared to the prior period, was largely due to decreases in public reporting and compliance related expenses offset by increases to employee and officer related compensation.

Net Operating Loss.  For the nine months ended September 30, 2013, our total net operating loss was $373,947 as compared to a net operating loss of $588,305 for the nine months ended September 30, 2012, a decrease of $214,358 or 30% from the prior period. Our net operating decreased over the prior period due to increases in oil and gas sales.

Other Income (Expense).   For the nine months ended September 30, 2013, we had interest expense $274,894 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest expense of $2,252,939 for the nine months ended September 30, 2012, relating to our outstanding convertible promissory notes.

Net Income (Loss).    For the nine months ended September 30, 2013, our net loss was $552,753, as compared to a net loss of $5,871,462 for the nine months ended September 30, 2012, an increase in net income of $5,318,709 or 81% from the prior period.

Liquidity and Capital Resources.  During the nine months ended September 30, 2013, we used $302,218 in operations, $68,201 in investing activities, related solely to property acquisitions and received $285,500 of cash from financing activities, related directly to proceeds on convertible notes.  Our convertible notes are described below.

We consider the breakeven point for the company to be roughly 36 Barrels of Oil per Day (BOPD).  During the previous three months, we have increased our production toward that objective.  Further, we believe we will be closer to achieving that objective through workovers already conducted as of the date of this report.

Third Note.    On January 31, 2013, we entered into a Note Purchase Agreement with an investor pursuant to which the investor agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Purchase Agreement. The second installment of $25,000 was delivered in April 2013. The notes mature on January 31, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a full discount of $55,000 to the note payable on issuance.

On August 13, 2013, September 9, 2013 and September 26, 2013 the holder of the convertible note exercised a portion of the conversion rights of the note for 250,000, 300,000 and 600,000 shares of common respectively at stock prices of $0.03, $0.0265, and $0.01160 respectively for a total of $22,410 principal converted.

As a result of the exercise of the conversion option of the note, the Company fully amortized the remaining balance of the associated debt discount of $55,000 recognizing interest expense for the same amount.

The agreement provided that the investor would lend additional amounts to us in installments at their discretion.

Fourth Note  .   On February 19, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $103,500 to us in a single installment in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, will not be priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

In May of 2013, we did not comply with the timely filing requirement on this loan. Pursuant to the promissory note, a penalty of 50% of the outstanding principal amount equaling $51,750 was added to the balance of the note. This additional sum will be eligible for conversion at the same terms as the original principal balance.

On August 26, 2013, September 6, 2013 and September 26, 2013 the holder of the convertible note exercised a portion of the conversion rights of the note for 478,469, 840,336 and 1,034,483 shares of common respectively at stock prices of $0.0418, $0.0357, and $0.145 respectively for a total of $90,250 principal converted.

As a result of the exercise of the conversion option of the note, the Company fully amortized the remaining balance of the associated debt discount of $155,250 recognizing interest expense for the same amount.

On September 23, 2013 the investor lent an additional $47,000 in a single installment under the same terms agreement and terms as the previous installment made April 22, 2013.

As of September 30, 2013, we had total current assets of $981,751, consisting of cash of $624,267, accounts receivable of $333,713, related party receivable of $23,771.

As of September 30, 2013, we had a working capital deficit of $553,675 and an accumulated deficit of $7,809,396.

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

Off-Balance Sheet Arrangements.   We have no off-balance sheet arrangements as of September 30, 2013.

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

2.3
Membership Interest Purchase Agreement by and between the Company and John Britchford-Steel, dated as of December 31, 2009 (incorporated by reference to Exhibit 2.6 of the Company’s Annual Report on Form 10-K, filed May 14, 2010.

2.4
Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).

2.5
Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).

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

19

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

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
3.9	Certificate of Designation of Series B Preferred Stock (1)
3.10	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (1)
4.1	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
4.2	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed October 18, 2011).
10.1	2008 Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Information Statement on Schedule 14C, filed January 2, 2008).
10.2	Form of Note and Warrant Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
10.3	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
10.4	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
10.5	Form of Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
10.6	Stock Vesting Agreement by and among the Company and Michael Carey, dated as of December 31, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
10.7	Stock Vesting Agreement by and among the Company and Ryan Hudson, dated as of December 31, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
10.8	Employment Agreement of Michael Carey (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
10.9	Employment Agreement of Ryan Hudson (incorporated by reference to the Company’s Current Report on Form 8-K filed January 5, 2011).
10.10	Form of Note and Warrant Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed October 18, 2011).
10.11	Form of Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed October 18, 2011).
10.12	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed October 18, 2011).
10.13	Purchase and Sale Agreement by and between the Company and Alamo Energy Corp. dated October 28, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed November 8, 2011).
10.14	Purchase and Sale Agreement by and between the Company and McKenzie Corp. dated November 30, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed December 5, 2011).
10.15	Promissory Note by and between the Company and JMJ Financial date January 31, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed March 7, 2013).
10.16	Security Purchase Agreement between the Company and Asher Enterprises, Inc. dated February 19, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed March 7, 2013).
10.17	Promissory Note by and between the Company and Asher Enterprises, Inc. dated February 19, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed March 7, 2013).
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins*	XBRL Instance Document (1)
101.sch*	XBRL Taxonomy Schema Document (1)
101.cal*	XBRL Taxonomy Calculation Linkbase Document (1)
101.lab*	XBRL Taxonomy Label Linkbase Document (1)
101.pre*	XBRL Taxonomy Presentation Linkbase Document (1)

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

United American Petroleum Corp., a Nevada corporation

Date: November 19, 2013	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)

21