Form 10-Q/A
period 2013-09-30
United American Petroleum Corp.
filed 2013-11-21
CIK 1321516

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

As of November 21, 2013, there were 55,335,367 shares of the issuer’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

United American Petroleum Corp. (the “Registrant”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, which the Registrant previously filed with the Securities and Exchange Commission (“SEC”) on November 19, 2013 (the “Original Filing”). The Original Filing was not reviewed by the Company’s independent register public accounting firm. However, this Form 10-Q filing was reviewed by the Company’s independent register public accounting firm and the firm’s report is contained herein. This Amendment No. 1 is filed to correct and update certain disclosure items. This Amendment No. 1 therefore supersedes the Original Filing in its entirety.

PART II

OTHER INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of United American Petroleum Corporation

We have reviewed the condensed balance sheet of United American Petroleum Corporation as of September 30, 2013, and the related statements of operations for the three and nine months ended September 30, 2013 and 2012, and statements of cash flows for the nine months ended September 30, 2013 and 2012. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of December 31, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated April 16, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

MaloneBailey, LLP

Houston, Texas

November 21, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS

CURRENT ASSET
Cash	$624,267	$572,784
Accounts receivable	259,459	133,258
Related party receivables	23,771	13,196
Total current assets	907,497	719,238

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $301,742 and $137,120 as of September 30, 2013 and December 31, 2012, respectively	963,701	1,054,322
Unevaluated	261,975	261,975

TOTAL ASSETS	$2,133,173	$2,035,535

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	481,505	407,284
Convertible note payable, as of September 30, 2013 and December 31, 2012, respectively	224,409	—
Embedded derivative liability	236,988	—
Other payable	592,524	451,939
Total current liabilities	1,535,426	859,223

Asset retirement obligation	53,671	69,316
TOTAL LIABILITIES	1,589,097	928,539

STOCKHOLDERS' DEFICIT
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 shares outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,335,367 and 50,339,442 shares issued and outstanding as of September 30 2013, and December 31 2012	55,335	50,339
Additional paid-in capital	8,298,137	8,313,299
Accumulated deficit	(7,809,397)	(7,256,643)
Total stockholders' deficit	544,076	1,106,996

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,133,173	2,035,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
UNAUDITED

	FOR THE THREE	FOR THE THREE	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012

REVENUE
Oil and Gas sales	$106,634	$194,723	$475,145	$376,140
Operating Income	5,250	19,298	21,450	55,564
TOTAL REVENUE	111,884	214,021	496,595	431,704

OPERATING EXPENSES (INCOME)
Lease operating expenses	82,518	98,023	354,930	320,467
Accretion expense	1,000	1,757	3,000	5,271
Depletion expense	14,769	21,922	89,022	57,224
General and administrative	156,042	251,120	423,590	637,047
TOTAL OPERATING EXPENSES	254,329	372,822	870,542	1,020,009

NET LOSS BEFORE OTHER EXPENSE	(142,445)	(158,801)	(373,947)	(588,305)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	(193,956)	21,548	(274,895)	(2,252,939)
Gain (Loss) on embedded derivatives	29,186	—	96,088	(3,030,218)
Total other Income (Expense)	(164,770)	21,548	(178,807)	(5,283,157)

NET INCOME (LOSS)	$(307,215)	$(137,253)	$(552,754)	$(5,871,462)

INCOME (LOSS) PER SHARE - BASIC	(0.01)	(0.00)	(0.01)	(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	51,010,765	50,034,543	50,565,742	46,803,104

INCOME (LOSS) PER SHARE - DILUTED	(0.01)	(0.00)	(0.01)	(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	51,010,765	50,034,543	50,565,742	46,803,104

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM
CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED

	FOR THE	FOR THE
	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(552,754)	$(5,871,462)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depletion expense	89,022	57,224
Accretion expense	3,000	5,271

Amortization of debt discount and non-cash interest expense	274,895	2,176,996
Loss (Gain) on embedded derivatives	(96,088)	3,030,218

Change in assets and liabilities
Accounts receivable	(126,201)	(39,840)
Related party receivable	(10,575)	(3,799)
Other receivable	—	160,302
Prepaid expenses	—	(8,394)
Accounts payable and accrued expenses	74,221	179,316
Accrued interest	—	(9,425)
Other payable	116,516	—
Net cash (used in) operating activities	(227,964)	(323,593)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	—	(274,527)
Net cash used in investing activities	—	(274,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	279,447	615,000
Net cash provided by financing activities	279,447	615,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,483	16,880

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	572,784	593,469

CASH AND CASH EQUIVALENTS - END OF PERIOD	$624,267	$610,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NON CASH TRANSACTIONS:
Conversion of convertible notes payable	$117,656	$2,800,000
Conversion of accrued interest	$—	$217,272
Discount from derivative liabilities	$210,250	$615,000
Discount to additional paid-in capital from relative fair value of warrants	$—	$289,520
Reclassification of derivative liabilities from additional paid-in capital	$197,821	$—
Settlement of derivative liabilities to additional paid-in capital	$70,000	$4,493,669

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

7.           Subsequent Events

On October 7, 2013, the holder of the February 19, 2013 note exercised a portion of the conversion rights of the note for 1,492,537 shares of common stock at a stock price of $0.0134 for a total of $70,250 principal converted.

In addition, on October 16, 2013, October 31, 2013 and November 13, 2013 the holder of the January 31, 2013 convertible note exercised a portion of the conversion rights of the note for 1,200,000, 150,000 and 2,200,000 shares of common respectively at stock prices of $0.006, $0.004, and $0.003 respectively for a total of $18,650 principal converted.

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

Revenues.  We had total revenues of $111,884 for the three months ended September 30, 2013, which were generated from oil and gas sales of $106,634 and operating income of $5,250.  This was a $102,137 decrease from total revenues of $214,021 for the three months ended September 30, 2012, which were generated from oil and gas sales of $194,723 and operating income of $19,298.  The Company reduced workover expenditures in 2013 resulting in decreasing well yields in the third quarter, decreasing barrels of oil per day produced (BOPD) to an average of 12.01 BOPD from 22.05 BOPD for the three months ended September 30, 2012.

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

The following table sets forth the revenue and production data for the three months ended September 30, 2013 and September 30, 2012

	THREE MONTHS ENDED SEPTEMBER 30, 2013	THREE MONTHS ENDED SEPTEMBER 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$106,634	$194,723	$(88,089)	(45%)
Administrative revenues	5,250	19,298	(14,048)	(73%)
Total Revenues	111,884	214,021	(102,137)	(48%)

PRODUCTION:
Total production (BOE)	1,081	2,012		(46%)
Barrels of Oil Equivalent per day (BOPD)	12.01	22.05		(46%)

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$98.65	$98.78	$(.13)	(0%)

Operating Expenses. For the three months ended September 30, 2013, our total operating expenses were $254,329, which consisted of lease operating expenses of $82,518, accretion expense of $1,000, depletion expense of $14,769 and general and administrative expenses of $156,042.  By comparison, for the three months ended September 30, 2012, our total operating expenses were $372,822, which consisted of lease operating expenses of $98,023, accretion expense of $1,757, depletion expense of $21,922, and general and administrative expenses of $251,120.

The following table sets forth information relating to our operating expenses for the three months ended September 30, 2013 and September 30, 2012.

	THREE MONTHS ENDED SEPTEMBER 30, 2013	THREE MONTHS ENDED SEPTEMBER 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)

LEASE OPERATING EXPENSES
Lease operating expenses	62,481	34,670	27,811	80%
Workover expenses	13,071	61,063	(47,992)	(79%)
Legal, title and administrative well expenses	6,966	2,290	4,676	204%
Total Lease Operating expenses	82,518	98,023	(15,505)	(16%)

Depreciation, depletion, amortization and accretion expense	15,769	23,679	(7,910)	(33%)

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	65,644	89,565	(23,921)	(27%)
Employee and officer expenses	27,126	106,871	(79,745)	(75%)
Other general and administrative	63,272	54,684	8,588	16%
Total General and Administrative expenses	156,042	251,120	(95,078)	(38%)

TOTAL OPERATING EXPENSES	254,329	372,822	(118,493)	(32%)

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the Company incurred decreasing lease and well operating expenses of $15,505 or 16% as a result of Company conducting significant workover of the Lozano, McKenzie, Merrick Davis and Welder properties in 2012 that continued into 2013 but decreased by the third quarter resulting in decreasing well yields.

During the three months ended September 30, 2013 compared to the three months ended September 30, 2012, our depreciation, depletion, amortization, and accretion expenses decreased by $7,910 or 33% due to an decrease in our production and producing properties.

The decrease in general and administrative expenses of $95,075 or 38% during the three months ended September 30, 2013, compared to the prior period, was largely due to decreases in officer compensation and public reporting and compliance related expenses.  We believe we have reduced our costs of operating as a public company to their absolute minimum amount.

Net Operating Loss.  For the three months ended September 30, 2013, our total net operating loss was $142,445 as compared to a net operating loss of $158,801 for the three months ended September 30, 2012, a decrease of $16,356 or 10% from the prior period. Our net operating loss decreased over the prior period due to increases in oil and gas sales partially offset by increases to workover expenses and decreases in General and Administrative expenses.

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

The following table sets forth the revenue and production data for the nine months ended September 30, 2013 and September 30, 2012.

	NINE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$475,145	$376,140	$99,005	26%
Administrative revenues	21,450	55,564	(34,114)	(61%)
Total Revenues	496,595	431,704	64,891	(15%)

PRODUCTION:
Total production (BOE)	5,053	4,346	707	16%
Barrels of Oil Equivalent per day (BOPD)	28.07	24.07	4	17%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$94.03	$86.55	$7.48	9%

For the nine months ended September 30, 2013, we increased total barrels of oil equivalent (BOE) produced by 16% over the same period in the prior year.  For the nine months ended September 30, 2013 and September 30, 2012, total BOE produced was 5,053 and 4,346, respectively.  The increase in oil and gas production and revenues is primarily related to production increases on the Lozano, McKenzie, Merrick Davis and Welder properties.  The Company conducted workover procedures on each of these properties during 2012 which has yielded significant increases in production for the current year’s period over the prior year’s period.

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

The following table sets forth information relating to our operating expenses for the nine months ended September 30, 2013 and September 30, 2012.

	NINE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)

LEASE OPERATING EXPENSES
Lease operating expenses	207,218	177,520	29,698	17%
Workover expenses	129,081	139,731	(10,650)	(8%)
Legal, title and administrative well expenses	18,631	3,216	15,415	479%
Total Lease Operating expenses	354,930	320,467	34,463	11%

Depreciation, depletion, amortization and accretion expense	92,022	62,495	29,527	47%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	209,557	282,196	(72,639)	(26%)
Employee and officer expenses	100,632	242,200	(141,568)	(58%)
Other general and administrative	113,401	112,651	750	1%
Total General and Administrative expenses	423,590	637,047	(213,457)	(34%)
TOTAL OPERATING EXPENSES	870,542	1,020,009	(149,467)	(15%)

During the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, our depreciation, depletion, amortization, and accretion expenses increased by $29,527 or 47% due to an increase in our production and producing properties.

The decrease in general and administrative expenses of $213,457 or 34% during the nine months ended September 30, 2013, compared to the prior period, was largely due to decreases in public reporting and compliance related expenses offset by increases to employee and officer related compensation.

Net Operating Loss.  For the nine months ended September 30, 2013, our total net operating loss was $373,947 as compared to a net operating loss of $588,305 for the nine months ended September 30, 2012, a decrease of $214,358 or 36% from the prior period. Our net operating decreased over the prior period due to increases in oil and gas sales.

Other Income (Expense).   For the nine months ended September 30, 2013, we had interest expense $274,895 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest expense of $2,252,939 for the nine months ended September 30, 2012, relating to our outstanding convertible promissory notes.

Net Income (Loss).    For the nine months ended September 30, 2013, our net loss was $552,754, as compared to a net loss of $5,871,462 for the nine months ended September 30, 2012, an increase in net income of $5,318,709 or 91% from the prior period.

Liquidity and Capital Resources.  During the nine months ended September 30, 2013, we used $227,964 in operations, $0 in investing activities, related solely to property acquisitions and received $279,447 of cash from financing activities, related directly to proceeds on convertible notes.  Our convertible notes are described below.

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

As of September 30, 2013, we had total current assets of $907,497 , consisting of cash of $624,267, accounts receivable of $259,459,  related party receivable of $23,771.

As of September 30, 2013, we had a working capital deficit of $627,929 and an accumulated deficit of $7,809,397.

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

20

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

United American Petroleum Corp., a Nevada corporation

Date: November 21, 2013	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)

22