Form 10-K
period 2013-12-31
United American Petroleum Corp.
filed 2014-04-16
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to _______

Commission File No: 000-51465

United American Petroleum Corp.

 (Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Great Hills Trail, Suite 150W, Austin, TX 78759
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (512) 852-7888

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $4,877,902.

As of April 11, 2014, there were 97,418,383 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I

Item 1. Business.

Our Business. United American Petroleum Corp., a Nevada corporation (the “Company”, “we”, “us,” or “our”), is engaged in the acquisition, exploration, development and production of oil and gas properties. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. Our primary focus is to develop our properties that have potential for near-term production. We also provide operational expertise for several third party well owners out of our operational base in Austin, Texas. We currently have proved reserves in the State of Texas.

Our Subsidiaries

United Operating, LLC. On January 13, 2011, we formed our wholly-owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating certain interests that we acquired. United Operating, LLC, has not undergone bankruptcy, receivership, or any similar proceeding.

UAP Management, LLC. On January 13, 2011, we formed our wholly-owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Interests in Bastrop County, Texas. UAP Management, LLC, has not undergone bankruptcy, receivership, or any similar proceeding.

Item 1A. Risk Factors.

In addition to the other information in this filing, the following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative in nature and involves many risks. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his investment.

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

For fiscal years 2013 and 2012, we had revenue of $736,613 and $551,295 and a net loss of $1,349,568 and $6,077,652, respectively. We cannot guarantee that our future operations will result in net income. We may not be able to operate profitability on a quarterly or annual basis in the future and we will likely continue to have net losses for the foreseeable future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

We will need additional financing to execute our business plan.

The revenues from our current operations are not sufficient to support our operating costs and anticipated drilling programs. We will need substantial additional funds to:

●	effectuate our business plan;

●	fund the acquisition, exploration, development and production of oil and natural gas in the future;

●	fund future drilling programs; and

●	hire and retain key employees.

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

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. If we do not raise sufficient funds, we may not be able to continue in business. As a result, our auditors believe that substantial doubt exists about our ability to continue operations as a going concern.

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

We cannot guarantee that title to our properties does not contain a defect that may materially affect our interest in those properties.

It is our practice in acquiring significant oil leases or interest in oil leases to retain lawyers to fully examine the title to the interest under the lease. In the case of minor acquisitions, we rely upon the judgment of oil lease brokers or landmen to examine records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil industry. Nevertheless, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

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

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (“SEC” or “Commission”) and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately held company.

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

If the price per share of our common stock at the time of conversion of our convertible promissory notes, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of December 31, 2013, we had warrants to purchase up to 2,800,000 shares of our common stock at an exercise price of $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our common shares are thinly traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares or otherwise desire to liquidate such shares.

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

The market price for our common stock may be particularly volatile given our status as a relatively small company with a thinly traded “float” and lack of significant revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

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

The Convertible Notes are convertible into shares of our common stock at a discount to the trading price of our common stock as discussed above. The significant downward pressure on the price of our common stock as the holders of the Convertible Notes convert and sell material amounts of our common stock could encourage investors to sell short our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

The Company has 10,000,000 shares of preferred stock authorized and 1,000 shares of Series B Preferred Stock designated. As of the filing date of this report, the Company has 1,000 Series B Preferred Stock shares issued and outstanding, which shares are held by Michael Carey, the Company’s Chief Executive Officer, President and Director (500 shares), and Ryan Hudson, the Company’s Chief Operating Officer, Secretary and Director (500 shares). The Series B Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to, at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series B Preferred Stock, or effect any reclassification of the Series B Preferred Stock, without the affirmative vote of at least 66 2/3% of the outstanding shares of the Series B Preferred Stock.

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

Item 2. Properties.

Our Facilities. As of December 31, 2013, we maintain our corporate offices for approximately $200 per month on a month to month basis. We also maintain our operational offices of approximately 1,600 square feet for $1,500 per month on a month to month basis. We believe our current office space and facilities are sufficient to meet our current and future needs.

Our Properties. We own interests in the following oil and gas properties in Texas:

The Marcee 1 Interest. We own a 100% working interest and operating interest in the Marcee 1 Tract, which is located in the Eagle Ford Shale formation on approximately 112 acres of land in Gonzalez County, Texas (“Marcee 1 Tract”). We currently have one non-producing well and enough space to further offset wells if it is determined they will be profitable.

The Eagle Ford Shale formation in South Texas runs from the US-Mexico border north of Laredo in a narrow band extending northeast for several hundred miles to just north of Houston. It is located directly below the Austin Chalk. The average thickness of the Eagle Ford Shale is about 475 feet. The formation produces both natural gas and oil, but we believe the oil-producing and gas condensate areas are most attractive at this time.

The Lozano Interest. We own a 100% working interest and operating interest in the Hector Lozano Tract, which is located on approximately 110 acres, located in Frio County, Texas (“Lozano Tract”). The Lozano Tract is a producing asset with three wells with proven reserves. The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future. All three wells produced an average of 3.5 barrels of oil per day during 2013. Historically these wells have produced a total of 5-12 barrels of oil per day.

The Lozano Tractlies in the Western Gulf province, an area that covers 116,599 sq. mi., allowing extensive data on several hundred thousand oil and gas wells. So far, 2,518 significant oil and gas fields comprising 3,883 reservoirs have been discovered in the region.

For the past 20 years, the oil industry has had huge success in the county due to oil-extraction technology that permits horizontal drilling extending the primary producing formations such as the Olmos B and Olmos D sands, which range in depth from 3,100 feet to 3,600 feet. The Austin Chalk, Navarro and Anacacho formations are also abundant in the area.

Nearby the Lozano Tract, the untapped reserves in the region have been demonstrated by the Kinder Morgan-operated Yates Oil Field, which has yielded over 1.4 billion barrels and is expected to produce a further 1 billion barrels. Also nearby are the plays of the Bigfoot (6miles) and Pearsall fields.

The Western Gulf Province is divided into 48 hydrocarbon plays; 3 plays in the Jurassic, 15 in Cretaceous and 30 plays in Tertiary rocks. All but 3 plays are conventional. The Austin Mid-Dip Oil play was removed from the conventional list and divided into 3 plays (4747, 4748 and 4749) and the oil was assessed as an unconventional resource.

The Welder Interest. We own a 59.61% working interest in the Welder Tract, which is located on approximately 550 acres, located in Duval County, Texas. The Welder Tract has 43 wells. The Welder Tract wells are currently producing an average of 8 barrels per day. We sold part of the Welder Tract in February 2014, after the period covered by this report.

The Walker Smith Interests. We own a 10.43% working interest in the Walker Smith and Walker Smith #21D tracts and a 40.39% working interest in the Walker Smith #22D Tract (hereinafter all three tracts will be referred to as “Walker Smith Interests”) , which are located on approximately 275 acres, located in Wilbarger County, Texas. The Walker Smith wells did not produce economically significant quantities during 2013.

The Merrick Davis Interests. We own a 62.22% working interest in the Merrick Davis #16 and Merrick Davis #17 tracts and a 19.72% working interest in the Merrick Davis tract (hereinafter all three tracts will be referred to as “Merrick Davis Interests”), which are located on approximately 320 acres, located in Shackelford County, Texas. The Merrick Davis Interests has six wells producing an average of 0.6 barrels per day.

The Crouch Interest. We own a 7.00% working interest in the Crouch tract, which is located on approximately 325 acres, located in Erath County, Texas. It has 1 well. The well is not currently producing.

The Lane Heady Interest. We own a 26.52% working interest in the Lane Heady tract, which is located on approximately 557 acres, located in Erath County, Texas. It has 1 non-producing well.

The Bailey, Rogers and Fohn Interests. We own a 65.00% working interest in the Baily, Rogers and Fahn tracts (the “BRF Interests”), which are located on approximately 1000 acres, located in Medina County, Texas. The wells are currently producing an average of 2.3 barrels per day.

The Gabriel and Rosser Interests. On January 28, 2011, we acquired certain oil and gas interests located in Bastrop County, Texas, (“Gabriel Interests”) from Gabriel Rosser, LP (“Gabriel”). The Gabriel Interests include Gabriel’s undivided 50.83% working interest and 39.14% revenue interest in the Gabriel 3, 4, 5, 9, 15, Rosser #2 and #4 and Koi #1 wells. At the time of our acquisition of the Gabriel Interests, all wells were not producing. The Gabriel Interests comprise over 400 acres, with approximately 10 wells that were shut in. As of the date of this report, the Company has performed workover procedures on certain wells in the Gabriel Interests; however, the workover was not successful and there is only marginal production.

The McKenzie State Well Interests. On November 30, 2011, we acquired one hundred percent (100%) of the working interest in the McKenzie State Well No. 1, located in Pecos County, Texas from McKenzie Oil Corp. (“McKenzie”) in exchange for an aggregate cash sum of $550,000 and 50,000 shares of our common stock. The Company has performed workover procedures on certain wells in the McKenzie and production has commenced on one well, which is currently producing an average total of 3.4 barrels per day. In addition to the production from this current zone, several additional horizons (which are productive in the area) have been identified in the McKenzie well, which could be tested and potentially produced in the future.

The McKinney Interests. We own a 7.04% working interest in the McKinney #3B, #5B, #6B and #11B tracts and a 5.40% working interest in the McKinney #4B tract (hereinafter all tracts will be referred to as the “McKinney Interests”). Each tract has one wellbore and our working interest is for the wellbores on each tract. The wellbores are located in Navarro County, Texas. These wells are currently producing an average total of 0.25 barrels per day.

The RP Wilson Interest. We own a 33.33% working interest in the RP Wilson Tract, which is located on approximately 220 acres, located in Erath County, Texas. It does not currently have any producing wells.

Company Reserve Estimates. Our proved reserve information as of December 31, 2013 was estimated by Mire and Associates, Inc. (“Mire”), independent petroleum engineers. Our proved reserve information as of December 31, 2012 was also estimated by Mire. In accordance with SEC guidelines contained in Item 1202(a)(8) of SEC Regulation S-K and Mire’s estimates of future net revenues from our properties, the PV-10 and standardized measure thereof were determined to be economically producible under existing economic conditions. These guidelines require the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2013 through December 31, 2013, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at Mire are responsible for preparing the reserves estimates presented herein and ensuring that it meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Additional information regarding our oil and gas properties and reserve information can be found in Note 14 to the audited financial statements for the years ended December 31, 2013 and 2012, attached hereto.

Our Acreage and Wells. We own mineral interests leases on the following productive wells, developed acreage and undeveloped acreage in Texas. Other properties outside of Texas have been excluded from this table. Productive wells are producing wells and wells mechanically capable of production. A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. Wells with multiple completions are counted as one well in the table below.

	December 31, 2013				December 31, 2012
	Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States - Texas

Gross & Net Productive Wells	46	19	—	—	88	11	2	1

Gross & Net Developed Acreage	3,125	824	882	178	1,553	480	325	149
Gross & Net Undeveloped Acreage					1,572	344	557	29

Production. For the year ended December 31, 2013, we had production from our Lozano, Marcee, McKinney, and Gabriel Rosser leases located in nine Texas counties: Bastrop, Duval, Erath, Frio, Gonzalez, Medina, Navarro, Pecos and Shackleford. The Company produced approximately 7,123 barrels and 0 Mcf on a net basis.

For the year ended December 31, 2012, we had production from our Lozano, Marcee, McKinney and Patriot leases located in six Texas counties: Erath, Gonzalez, Medina, Navarro, Shackleford and Wilbarger. The Company produced approximately 5,823 barrels and 234 Mcf on a net basis.

Drilling Activity. During 2012, the Company performed drilling and completion procedures on the McKenzie, Marcee and Gabriel Rosser properties, costing respectively, $27,225, $44,792 and $177,000. No drilling was performed during the year ended December 31, 2013.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Texas.

Item 3. Legal Proceedings.

A case was filed by Nottus Energy, as plaintiff, against Slate Holdings, Inc., Quality Architectural Element, Inc., United American Petroleum Corp. and Carlos Sandoval, as defendants. This case is for termination of a portion of an oil and gas lease operated by Slate Holdings, in which we own a working interest. The plaintiff was granted a final judgment in this case on July 3, 2013 and awarded damages of $93,525.94. A settlement offer has been submitted to all of the defendants by plaintiff and we have agreed to accept the offer, but it is dependent on the other working interest owners accepting it as well.

On our financial statements for the year ended December 31, 2013 we have recorded the total $93,525.94 final judgment as a legal loss accrual, due to our belief that a payout of this amount is probable.

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

	High ($)	Low ($)
Fiscal Year 2013
First Quarter	$0.15	$0.07
Second Quarter	0.14	0.07
Third Quarter	0.12	0.02
Fourth Quarter	0.04	0.0027

	High ($)	Low ($)
Fiscal Year 2012
First Quarter	$1.49	$0.35
Second Quarter	1.49	0.80
Third Quarter	0.49	0.23
Fourth Quarter	0.23	0.09

Reports to Security Holders. We are a reporting company with the SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-

0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Holders. On April 11, 2014, we had approximately 97,418,383 shares of common stock issued and outstanding held by 28 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On September 13, 2013, the Company’s Board of Directors approved the Company’s 2013 Stock Plan for Officers, Directors, and Consultants (the “2013 Plan”). The 2013 Plan provided for the issuance of a total of up to 2,000,000 shares of common stock, options, restricted share units, share appreciation rights and other share based awards to acquire common stock to employees, directors and consultants. No options were issued under the 2013 Plan during the year ended December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	1,436,000
Total	—	—	1,436,000

Recent Sales of Unregistered Securities.

On (a) January 31, 2013, the Company sold a Note to JMJ Financial in the initial amount of $50,000; and (b) February 19, 2013, the Company sold a $103,500 Convertible Note to Asher Enterprises, Inc. (“Asher”), each in transactions exempt from registration as provided by Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act. JMJ Financial and Asher are “accredited investors,” as such term is defined in Rule 501(a) of Regulation D of the Securities Act. The sale of the Note and Convertible Note did not involve a public offering and were made without general solicitation or general advertising. JMJ and Asher acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

During 2013, we issued the following shares to JMJ Financial pursuant to conversion requests under its Note:

Date	Shares	Price	Amount
8/13/2013	250,000	0.03000	$7,500
9/9/2013	300,000	0.02650	$7,950
9/26/2013	600,000	0.01160	$6,960
10/16/2013	1,200,000	0.00550	$6,600
10/31/2013	1,500,000	0.00400	$6,000
11/13/2013	2,200,000	0.00275	$6,050
12/3/2013	2,700,000	0.00150	$4,050
12/17/2013	2,750,000	0.00125	$3,438
Total	11,500,000		48,548

During 2013, we issued the following shares to Asher pursuant to conversion requests under its Convertible Note:

Date	Shares	Price	Amount
8/26/2013	478,469	0.0418	$20,000
9/6/2013	840,336	0.0357	$30,000
9/26/2013	1,034,483	0.0145	$15,000
10/7/2013	1,492,537	0.0134	$20,000
10/21/2013	1,851,852	0.0081	$15,000
10/31/2013	2,508,772	0.0057	$14,300
11/11/2013	2,511,364	0.0044	$11,050
11/26/2013	2,733,333	0.003	$8,200
12/2/2013	2,760,000	0.0025	$6,900
12/9/2013	2,742,856	0.0021	$5,760
12/19/2013	2,758,824	0.0017	$4,690
12/26/2013	2,558,824	0.0017	$4,350
12/26/2013	200,000	0.0017	$340
Total	24,471,650		$155,590

The sale of the Note and Convertible Note did not involve a public offering and were made without general solicitation or general advertising. JMJ and Asher acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Neither the Note nor the Convertible Note or the underlying shares of common stock issuable upon the conversion thereof have been registered under the Securities Act.

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

As of December 31, 2013, there were no outstanding employee stock options.

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

Recent Events

Our Business. We are engaged in the acquisition, exploration, development and production of oil and gas properties. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. Our primary focus is to develop our properties that have potential for near-term production. We also provide operational expertise for several third-party well owners out of our operation base in Austin, Texas. We currently have proved reserves in the State of Texas.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2013, together with notes thereto, which are included in this Annual Report.

Results of operations for the twelve months ended December 31, 2013, as compared to the twelve months ended December 31, 2012.

Revenues. We had total revenues of $736,613 for the twelve months ended December 31, 2013, which were generated from oil and gas sales of $704,704 and administrative revenue of $31,909. This was a $185,318 increase from total revenues of $551,295 for the twelve months ended December 31, 2012, which were generated from oil and gas sales of $512,088 and administrative revenue of $39,207. Our oil and gas revenues increased $192,616, a 38% increase from the year before.

Our administrative revenues, as presented within this report for the years ended December 2013 and 2012, are administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for properties which the company owns no portion of for managing and accounting for the development and production of their oil and gas property interests. Administrative revenues decreased during fiscal year 2013 from administrative revenues in fiscal year 2012 due to a reduction in the number of wells managed by the Company.

The following table sets forth the revenue and production data for the twelve months ended December 31, 2013 and 2012.

	TWELVE MONTHS ENDED DECEMBER 31, 2013	TWELVE MONTHS ENDED DECEMBER 31, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$704,704	$512,088	$192,616	38%
Administrative revenues	31,909	39,207	(7,298)	-19%
Total Revenues	736,613	551,295	185,318	34%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	7,123	6,057	1,066	18%
Barrels of Oil Equivalent per day	19.52	16.60	6	36%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$98.93	$84.54	$14	17%

For the twelve months ended December 31, 2013, we increased total barrels of oil equivalent (BOE) produced by 18% over the same period in the prior year. For the twelve months ended December 31, 2013 and 2012, total BOE produced was 7,123 and 6,057 respectively. The increase in oil and gas production and revenues is primarily related to production increases on the Welder and BRF Interests. The Company conducted workover procedures on the Welder property during 2012 and 2013, which has yielded significant increases in production for the current year’s period over the prior year’s period.

During the twelve months ended December 31, 2013, we increased our barrels of oil per day (BOPD) produced to an average of 19.52 BOPD from 16.60 BOPD for the twelve months ended December 31, 2012.

Operating Expenses. The following table sets forth information relating to our operating expenses for the twelve months ended December 31, 2013 and 2012.

	TWELVE MONTHS ENDED DECEMBER 31, 2013	TWELVE MONTHS ENDED DECEMBER 31, 2012	INCREASE (DECREASE)	% INCREASE (DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$768,847	$237,208	$531,639	224%
Workover expenses	127,122	141,861	(14,739)	-10%
Legal, title and administrative well expenses	32,013	21,105	10,908	52%
Total Lease Operating expenses	927,982	400,174	527,808	132%

DEPRECIATION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	112,239	117,499	(5,260)	-4%

BAD DEBT EXPENSE
Bad debt expense	226,986	—	226,986	100%

LEGAL SETTLEMENT LOSS
Legal settlement loss	93,526	—	93,526	100%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$248,940	$432,056	$(183,116)	-42%
Employee and officer expenses	312,665	233,622	79,043	34%
Other general and administrative	188,052	162,463	25,589	16%
Total General and Administrative expenses	749,657	828,141	(78,484)	-9%

TOTAL OPERATING EXPENSES	2,110,390	1,345,814	444,064	33%

For the twelve months ended December 31, 2013, our total operating expenses were $2,110,390, which consisted of lease operating expenses of $927,982, accretion expense of $12,745, depletion expense of $99,494, legal settlement loss of $93,526 and general and administrative expenses of $749,657. By comparison, for the twelve months ended December 31, 2012, our total operating expenses were $1,345,814, which consisted of lease operating expenses of $400,174, accretion expense of $3,514, depletion expense of $113,985, and general and administrative expenses of $828,141.

For the twelve months ended December 31, 2013 we incurred lease and well operating expenses of $768,847 compared to $237,208 for the twelve months ended December 31, 2013. This represents an increase of $531,639 or

224% related to increases in production activities on our properties. During the twelve months ended December 31, 2013, we incurred workover expenses of $127,122 representing a 10% decrease from the prior period. The workover expenses were primarily related to the Gabriel Rosser, Lozano, McKenzie, Merrick Davis and Welder leases.

During the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012, our depletion and accretion expenses decreased by $5,260, or 4% due to an increase in the estimated average life of the Company’s wells per the SEC reserve report, which lowered our depletion rate.

The decrease in general and administrative expenses of $78,484 or 9% during the twelve months ended December 31, 2013, compared to the prior year, was largely due to the $183,116 decrease in in public reporting and compliance related expenses, offset by an increase in employee/officer expenses and other general and administrative expenses, which increased by $79,043 and $25,589, respectively.

Net Operating Loss. For the twelve months ended December 31, 2013, our total net operating loss was $1,373,777 as compared to a net operating loss of $794,519 or 73% from the prior period, an increase of $579,258 or 73% from the prior period. Our net operating loss increased over the prior period, largely due to a significant increase in bad debt expense, from $0 for the year ended December 31, 2012 to $226,986 for the year ended December 31, 2013. Lease operating expenses also increased, from $400,174 in 2012 to $927,982 in 2013.

Interest Expense. For the twelve months ended December 31, 2013 we had interest expense of $358,060 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest expense of $2,252,915 for the twelve months ended December 31, 2012, relating to previously held outstanding convertible promissory notes.

Net Loss. For the twelve months ended December 31, 2013, our net loss was $1,349,568, as compared to a net loss of $6,077,652 for the twelve months ended December 31, 2012, an improvement of $4,728,084 or 78% from the prior period.

Liquidity and Capital Resources

During the twelve months ended December 31, 2013, we used $284,486 in operations, $0 in investing activities, and received $269,000 of cash from financing activities, related directly to proceeds on convertible notes. Our convertible notes are described below.

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
18

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

On January 31, 2013 (the “Effective Date”), the Company entered into a promissory note (the “Note”) with JMJ Financial, pursuant to which JMJ Financial agreed to lend the Company up to an aggregate principal amount of $360,000 (the “Principal Sum”). On February 13, 2013, JMJ Financial lent $50,000 to the Company under the Note. On April 23, 2013 JMJ Financial lent us an additional $25,000 under the Note. JMJ Financial may choose to lend the Company additional funds under the Note from time to time in its sole discretion. The Principal Sum due to JMJ Financial is prorated based on the consideration actually paid by JMJ Financial, plus a 10% original issue discount (“OID”) and as such, a total of up to $400,000 (not including accrued and unpaid interest and other fees and amounts due under the Note) may be evidenced by the Note.

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

The Company also provided JMJ Financial (a) piggy-back registration rights in connection with the shares issuable upon conversion of the Note (provided that if the Company does not register such shares in the next registration statement filing the Company makes with the Commission it is required to pay JMJ Financial a penalty of the greater of (i) 25% of the amount outstanding under the Note, and (ii) $25,000); and (b) adjustment rights in connection with the Note in the event the Company provides any other investor, or issues any other security with, more favorable terms than the Note. Upon the occurrence of an event of default under the Note, the Company is required to pay JMJ Financial the higher of (i) the amount owed under the Note divided by the applicable conversion price and multiplied by the volume weighted average price of the Company’s common stock on the date such amount is demanded in full; or (ii) 150% of the amount owed under the Note. Additionally, upon an event of default, all interest under the Note accrues at 18% per annum. The Note provides for customary events of default such as failing to timely make payments under the Note when due. As of December 31, 2013, $44,786 in principal and accrued interest was outstanding on the Note.

The Company has entered into three Convertible Promissory Notes with Asher Enterprises, Inc. (“Asher”). On February 19, 2013, the Company sold Asher a convertible note in the amount of $103,500, bearing interest at the rate of 8% per annum, on May 8, 2013, the Company sold Asher a convertible note in the amount of $63,000, bearing interest at the rate of 8% per annum, and on August 23, 2013, the Company sold Asher a convertible note in the amount of $50,000, bearing interest at the rate of 8% per annum (the “Convertible Notes”). The Convertible Notes provide Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Notes into shares of the Company’s common stock at a conversion price equal to the greater of (a) 60% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00005 per share, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Notes are payable, along with interest thereon one year from the date they were entered into. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the Convertible Notes into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.

The Company can repay the Convertible Notes prior to maturity (or conversion), provided that it pays 112% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date; 117% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 31 and 60 days after the issuance date; 123% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 129% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 133% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 139% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to prepay the Convertible Note.

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

The Convertible Notes provides for customary events of default such as failing to timely make payments under the Convertible Note when due.

As of December 31, 2013, $131,027 (net of debt discount of $26,758) in principal and interest was outstanding on the Convertible Notes. All obligations, including accrued interest of $3,800, that the Company owed for the February 19, 2013 convertible note were satisfied on February 20, 2014.

As of December 31, 2013, we had a working capital deficit of $1,244,543 and an accumulated deficit of $8,606,211.

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

We have limited revenue and have incurred net losses to date. These factors raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of December 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United American Petroleum Corp.

Austin, Texas

We have audited the accompanying consolidated balance sheets of United American Petroleum Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Petroleum Corp. and its subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years then in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2013

UNITED AMERICAN PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	DECEMBER 31, 2013	DECEMBER 31, 2012
ASSETS

CURRENT ASSET
Cash	$557,298	$572,784
Accounts receivable, net of allowance for uncollectible accounts	119,052	133,258
Related party receivables	99,536	13,196
Total current assets	775,886	719,238

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $236,614 and $137,120 as of December 31, 2013 and December 31, 2012, respectively	1,139,435	1,054,322
Unevaluated	—	261,975

TOTAL ASSETS	1,915,321	2,035,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	1,150,116	407,284
Convertible note payable, net of debt discount of $26,758 and $0	131,027	—
Embedded derivative liability	139,508	—
Deferred gain on sale of assets	17,500	—
Other payable	582,278	451,939
Total current liabilities	2,020,429	859,223

Asset retirement obligation	112,727	69,316
TOTAL LIABILITIES	2,133,156	928,539

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 86,875,192 shares issued and 86,875,192 and 50,339,542 shares outstanding, respectively	86,876	50,339
Additional paid-in capital	8,301,499	8,313,299
Accumulated deficit	(8,606,211)	(7,256,643)
Total stockholders’ equity (deficit)	(217,835)	1,106,996

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,915,321	$2,035,535

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF DECEMBER 31, 2013 AND 2012

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2013	DECEMBER 31, 2012
REVENUE
Oil and Gas sales	$704,704	$512,088
Operator Income	31,909	39,207
TOTAL REVENUE	736,613	551,295

OPERATING EXPENSES
Lease operating expenses	927,982	400,174
Bad debt expense	226,986	—
Accretion expense	12,745	3,514
Depletion expense	99,494	113,985
Share based compensation	50,760	—
Legal settlement loss	93,526	—
General and administrative	698,897	828,141
TOTAL OPERATING EXPENSES	2,110,390	1,345,814

NET LOSS BEFORE OTHER EXPENSE	(1,373,777)	(794,519)

OTHER INCOME (EXPENSE)
Interest expense	(358,060)	(2,252,915)
Gain (loss) on embedded derivatives	382,269	(3,030,218)
Total other income (expense)	24,209	(5,283,133)

NET LOSS	$(1,349,568)	$(6,077,652)

LOSS PER SHARE - BASIC	(0.02)	(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	54,958,682	47,633,640

LOSS PER SHARE - DILUTED	(0.02)	(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	54,958,682	47,633,640

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance - December 31, 2011	—	—	44,000,000	$44,000	$487,739	$(1,178,991)	$(647,252)

Relative fair value of warrants issued with Debt	—	—	—	—	290,459	—	290,459

Common stock issued for conversion of debt and accrued interest	—	—	6,034,542	6,035	3,011,236	—	3,017,271

Reclassification of derivative liability to additional paid-in capital due to conversion of related notes payable	—	—	—	—	4,493,670	—	4,493,670

Shares issued for services	1,000	1	305,000	304	30,195	—	30,500

Net loss for the period	—	—	—	—	—	(6,077,652)	(6,077,652)

Balance - December 31, 2012	1,000	1	50,339,542	$50,339	$8,313,299	$(7,256,643)	$1,106,996

Common stock issued for conversion of debt and accrued interest	—	—	35,971,650	35,972	168,166	—	204,139

Reclassification of detachable warrants to derivative liability	—	—	—	—	(447,128)		(447,128)

Reclassification of derivative liability to additional paid-in capital due to conversion of related notes payable	—	—	—	—	216,966	—	216,966

Shares issued for services	—	—	564,000	564	50,196	—	50,760

Net loss for the period	—	—	—	—	—	(1,349,568)	(1,349,568)

Balance - December 31, 2013	1,000	1	86,875,192	$86,875	$8,301,499	$(8,606,211)	$(217,835)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

AS OF DECEMBER 31, 2013 and 2012

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2013	DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,349,568)	$(6,077,652)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	226,986	—
Accretion expense	12,745	3,514
Depletion expense	99,494	113,985
Share based compensation	50,760	30,501
Amortization of debt discount	296,930	2,176,996
(Gain) loss on embedded derivatives	(382,269)	3,030,218
Penalty on convertible note payable	51,750	—
Reduction in full cost pool due to operator income from owned wells	127,679	—
Legal settlement loss	93,526	—

Change in assets and liabilities:
Accounts receivable	(212,780)	(97,853)
Related party receivable	(86,340)	12,522
Other receivable	—	160,302
Accounts payable and accrued expenses	621,854	189,582
Deferred gain on sale of assets	17,500	—
Accrued interest	16,908	75,939
Other payable	130,339	20,788
Net cash used in operating activities	(284,486)	(361,158)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	—	(274,527)
Net cash used in investing activities	—	(274,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	269,000	615,000
Net cash provided by financing activities	269,000	615,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,486)	(20,685)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	572,784	593,469

CASH AND CASH EQUIVALENTS - END OF PERIOD	$557,298	$572,784

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NON CASH TRANSACTIONS:
Change in asset retirement liability (new wells)	$86,015	$9,790
Change in asset retirement liability (change in estimate)	55,349	—
Discount from derivative liabilities	$282,334	$324,541
Discount to additional paid-in capital from relative fair value of warrants	$13,196	$290,429
Conversion of convertible notes payable	$204,138	$2,800,000
Conversion of accrued interest	$—	$217,272
Settlement of derivative liabilities to additional paid-in capital	$216,966	$4,493,670
Reclassification of detachable warrants to derivative liability	$447,128	—

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	Nature of Operations and Basis of Presentation

Nature of Operations

We (“United American Petroleum Corp. “the Company”, “we”, “us” or “our”) are an exploration company engaged in the acquisition, exploration, development and production of oil and gas properties. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. Our primary focus is to develop our properties that have potential for near-term production. We also provide operational expertise for several third party well owners out of our operational base in Austin, Texas. We currently have proved reserves in the State of Texas.

On January 13, 2011, the Company formed a wholly owned subsidiary, UAP Management, LLC, a Texas limited liability company, for the purpose of managing the Gabriel Rosser, LP.

On January 13, 2011, the Company formed a wholly owned subsidiary, United Operating, LLC, a Texas limited liability company, for the purpose of operating and managing the various interests acquired from Patriot Minerals, LLC.

Basis of Presentation

The accompanying consolidated financial statements include United American Petroleum Corp. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America (“GAAP”). We made certain reclassifications to prior-period amounts to conform to the current presentation.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of United American Petroleum and our wholly owned subsidiary, United Operating LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Doubtful Accounts

The Company collects its receivables on its working interests in oil and gas properties from well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method, and we write off receivables after all means of collections have been exhausted and the potential for recovery is remote. We recognize an allowance for uncollectible account of $199,813 and $0 for the periods ending December 31, 2013 and 2012, respectively. We recorded bad debt expense of $226,986 and $0 for the periods ended December 31, 2013 and 2012, respectively. We wrote off receivables of $27,173 and $0 for the periods ended December 31, 2013 and 2012, respectively.

Revenue Recognition- Oil and Gas

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at December 31, 2013 and December 31, 2012, was immaterial.

Revenue Recognition – Administrative Income

The Company will record revenue for administrative income in accordance with ASC 605. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;

2)	Delivery has occurred or services have been rendered;

3)	The seller’s price to the buyer is fixed or determinable, and

4)	Collectability is reasonably assured.

Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the services performed and the collectability of those amounts.

The Company operates certain wells where the Company also has an ownership interest. For these partially owned wells, no administrative income is recognized. Rather, operating fees received from other well interest owners are recorded as a reduction to the full cost pool per the full cost rules.

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

Fair Value of Financial Instruments

Accounting standards regarding fair value of financial instruments define fair value, establish a three-level hierarchy which prioritizes and defines the types of inputs used to measure fair value, and establish disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheets.

Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

The three-level hierarchy is as follows:

●	Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets

●	Level 2 inputs consist of quoted prices for similar instruments

●	Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that certain warrants outstanding during the period and certain convertible notes covered by these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 6 – Fair Value for more details.

The fair value of these warrants and derivative liabilities was determined using the Black Scholes Model with any change in fair value during the period recorded in earnings as “Gain on derivative warrant liability.” Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and dividend yield.

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

Share-Based Compensation

The Company accounts for share-based compensation to employees in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”). This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of December 31, 2013, there were no outstanding employee stock options.

The Company accounts for share-based compensation to non-employees in accordance with Accounting Standards Codification subtopic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). This requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees.

On September 13, 2013, the Company’s Board of Directors approved the Company’s 2013 Stock Plan for Officers, Directors, and Consultants (the “2013 Plan”). The 2013 Plan provided for the issuance of a total of up to 2,000,000 shares of common stock, options, restricted share units, share appreciation rights and other share based awards to acquire common stock to employees, directors and consultants. A total of 564,000 shares were issued under the 2013 Plan during the year ended December 31, 2013.

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

The Company has incurred a net loss and negative operating cash flows since inception through December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	Related Party Receivable

As of December 31, 2013, the Company had a related party receivable in the amount of $99,536 due from a Company with working interest amounts payable. This is a $86,340 increase from an amount of $13,196 as of December 31, 2012. Our directors are also officers in this Company.

5.	Convertible Notes and Detached Warrants

Credit Facility – January 31, 2013

On January 31, 2013, we entered into a Note Purchase Agreement with an investor pursuant to which the investor agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Purchase Agreement. The second installment of $25,000 was delivered in April 2013. The notes mature on January 31, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a full discount of $55,000 to the note payable on issuance of the first installment, and a full discount of $25,000 to the note payable on issuance of the second installment. As of December 31, 2013, there was $26,453 in outstanding principal and $18,333 in outstanding original interest discount (OID) on this note.

Conversions

The holder of the convertible note exercised a portion of the conversion rights of the note in the following installments during the year ended December 31, 2013:

Date	Shares	Price	Amount
8/13/2013	250,000	0.03000	$7,500
9/9/2013	300,000	0.02650	$7,950
9/26/2013	600,000	0.01160	$6,960
10/16/2013	1,200,000	0.00550	$6,600
10/31/2013	1,500,000	0.00400	$6,000
11/13/2013	2,200,000	0.00275	$6,050
12/3/2013	2,700,000	0.00150	$4,050
12/17/2013	2,750,000	0.00125	$3,438
Total	11,500,000		48,548

As a result of the exercise of the conversion option of the note, the Company fully amortized the remaining balance of the associated debt discount of $55,000 recognizing interest expense for the same amount.

Convertible Note – February 19, 2013

On February 19, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $103,500 to us in a single installment ($87,000 of proceeds net of legal fees) in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, was not priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

In May of 2013, we did not comply with the timely filing requirement on this loan. Pursuant to the promissory note, a penalty of 50% of the outstanding principal amount equaling $51,750 was added to the balance of the note. This additional sum will be eligible for conversion at the same terms as the original principal balance.

The holder of the convertible note exercised a portion of the conversion rights of the note in the following installments during the year ended December 31, 2013. Note that the December 26, 2013 conversion of 200,000 shares was a conversion of accrued interest; all of the other conversions were on the principal amount.

Date	Shares	Price	Amount
8/26/2013	478,469	0.0418	$20,000
9/6/2013	840,336	0.0357	$30,000
9/26/2013	1,034,483	0.0145	$15,000
10/7/2013	1,492,537	0.0134	$20,000
10/21/2013	1,851,852	0.0081	$15,000
10/31/2013	2,508,772	0.0057	$14,300
11/11/2013	2,511,364	0.0044	$11,050
11/26/2013	2,733,333	0.003	$8,200
12/2/2013	2,760,000	0.0025	$6,900
12/9/2013	2,742,856	0.0021	$5,760
12/19/2013	2,758,824	0.0017	$4,690
12/26/2013	2,558,824	0.0017	$4,350
12/26/2013	200,000	0.0017	$340
Total	24,471,650		$155,590

Convertible Note – April 22, 2013

On April 22, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $63,000 (minus fees of $3,000) to us in a single installment in exchange for a convertible promissory note with a conversion price equal to 60% of the average lowest trading price per share during 5 of the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, will not be priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

On September 23, 2013 the investor lent an additional $50,000 in a single installment (minus fees of $3,000) under the same terms agreement and terms as the previous installment made April 22, 2013.

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

Detachable Warrants

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

As described in Note 5, during fiscal year 2012, these notes associated with the second financing were converted into share of common stock.

Conversions

On June 7, 2012, the Company issued 3,314,062 shares of common stock to one investor who elected to convert the outstanding principal amount of $1,590,000 and all of the accrued interest due on its convertible promissory notes dated October 14, 2011, November 29, 2011, December 19, 2011, February 10, 2012, March 30, 2012 and June 4, 2012 at a conversion price of $0.50 per share as provided in the note agreement. Therefore, the note was fully converted as of December 31, 2012 and no longer outstanding debt.

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

Detachable Warrants

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

Conversions

During fiscal year 2012, these notes associated with the first financing were converted into share of common stock, as follows:

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

On June 11, 2012, the Company issued 300,481 shares of common stock to one investor who elected to convert all of their accrued interest in the amount of $150,240 on its convertible notes from its first financing at a conversion price of $0.50 per share as provided in the note agreement. Therefore, as of December 31, 2012 the December 31, 2010 credit facility was fully converted and no longer outstanding debt.

As described in Note 6, the Company issued convertible notes with detachable warrants. The Company accounted for these detachable warrants in accordance with ASC 470-20, which requires that the Company calculate the relative fair value of the warrants at the grant date and record the relative fair value as a discount to the related note payable with an offset to additional paid-in capital. The Company amortizes the debt discount associated with the warrants over the life of the convertible notes using the effective interest method.

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

Warrant Summary

An overall summary of warrant activity for the period from December 31, 2012 through December 31, 2013 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2011	2,185,000	$1.00	3.45 years
Issued	615,000	$1.00	4.17 years
Exercised	—	—	—
Outstanding December 31, 2012	2,800,000	$1.00	3.68 years
Issued	—	$—	—
Exercised	—	—	—
Outstanding December 31, 2013	2,800,000	$1.00	2.61 years

Exercisable, December 31, 2013	2,800,000	$1.00	2.61 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon of its warrants as follows:

Warrants	2,800,000
Reserved shares at December 31, 2013	2,800,000

6.	Fair Value

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

As described in Note 5, the Company issued a convertible note with certain reset provisions, The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.

The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. As a result, the Company measured its outstanding warrants on December 31, 2013 at fair value and re-classified these amounts from additional paid-in capital to derivative liabilities.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	—	—	—	139,508

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2013	$—

Additions due to detachable warrant liability	447,128

Additions due to new convertible debt	351,829

Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(216,966)

Mark to market of debt derivative	(442,483)

Debt derivative as of December 31, 2013	$139,508

During the year ended December 31, 2013, the gain on embedded derivatives of $382,269 in the condensed consolidated statement of operations consisted of a gain on the change in fair value of $442,483 and a loss of $60,214 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

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

January 31, 2013 Convertible Note Installments

As described in Note 5, we entered into a Note Purchase Agreement on January 31, 2013. The Company converted shares in several installments, and determined a fair value for the conversion option liability at each conversion, recognizing a non-cash loss included in other income (expense).

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the derivative, as well as the determined value of the option liability and the amount of loss (gain) recognized at each conversion date:

Date	Shares	Principal on Valuation Date	Volatility	Dividend Yield	Risk free Rate	Expected Term (in years)	Fair value of Conversion option Liability
8/13/2013	250,000	$7,500	175.5%	0%	0.03%	0.47	$13,317
9/9/2013	300,000	$7,950	178.8%	0%	0.04%	0.39	$7,563
9/26/2013	600,000	$6,960	193.5%	0%	0.07%	0.35	$6,672
10/16/2013	1,200,000	$6,600	218.7%	0%	0.03%	0.29	$6,438
10/31/2013	1,500,000	$6,000	222.0%	0%	0.05%	0.25	$6,041
11/13/2013	2,200,000	$6,050	256.0%	0%	0.06%	0.22	$7,336
12/3/2013	2,700,000	$4,050	346.2%	0%	0.06%	0.16	$5,191
12/17/2013	2,750,000	$3,438	349.9%	0%	0.07%	0.12	$3,413

February 19, 2013 Convertible Note Installments

As described in Note 5, we entered into a credit facility on February 19, 2013. The investor lent $103,500 to us in a single installment (minus fees of $16,500) in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during the previous 10 trading days.

The table below shows the Black Scholes Option Pricing Model inputs used by the Company to value the derivative, as well as the determined value of the option liability and the amount of loss (gain) recognized at each conversion date:

Date	Shares	Principal on Valuation Date	Volatility	Dividend Yield	Risk free Rate	Expected Term (in years)	Fair value of Conversion option Liability
8/26/2013	478,469	$20,000	178.0%	0%	0.07%	0.48	$32,737
9/6/2013	840,336	$30,000	177.3%	0%	0.05%	0.45	$28,336
9/26/2013	1,034,483	$15,000	186.5%	0%	0.03%	0.40	$14,460
10/7/2013	1,492,537	$20,000	180.2%	0%	0.06%	0.37	$18,265
10/21/2013	1,851,852	$15,000	196.9%	0%	0.04%	0.33	$12,781
10/31/2013	2,508,772	$14,300	209.9%	0%	0.04%	0.30	$14,867
11/11/2013	2,511,364	$11,050	225.5%	0%	0.06%	0.27	$7,995
11/26/2013	2,733,333	$8,200	246.9%	0%	0.07%	0.23	$6,208
12/2/2013	2,760,000	$6,900	272.9%	0%	0.05%	0.22	$5,427
12/9/2013	2,742,856	$5,760	297.8%	0%	0.07%	0.20	$5,930
12/19/2013	2,758,824	$4,690	334.9%	0%	0.06%	0.17	$9,030
12/26/2013	2,588,824	$4,350	353.8%	0%	0.07%	0.15	$4,929

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

7.	Oil and Gas Properties

During the twelve months ended December 31, 2013 and 2012, the Company proposed workover procedures to third party working interest owners on properties for which the Company has ownership. Third party working interests owners were allowed to avoid liability associated with the procedures by conveying their working interests and net royalty interests to the Company. Certain third party working interest partners conveyed various working interests and net royalty interests in their properties. The Company has assumed production revenues, lease operating expenses and asset retirement obligations associated with the conveyance of the working interests and net royalty interests.

During 2012, United American Petroleum Corp. performed drilling and completion procedures on the McKenzie, Marcee and Gabriel Rosser properties of $27,225, $44,792 and $177,000. No drilling was performed during the year ended December 31, 2013.

During 2012, United American Petroleum Corp. entered and closed a purchase and sale agreement to purchase an undivided working interest rights for the RP Wilson lease for $25,000 providing that United American Petroleum Corp. would purchase a 28% working interest, and a 26% revenue interest to certain existing wells and to certain leases located in Texas.

8.	Other Payable

As of December 31, 2013, United Operating, LLC received cash in the amount of $582,278 to perform work on behalf of various working interest owners including repairs, drilling and production related costs. These funds are restricted solely for use in drilling and workovers.

9.	Asset Retirement Obligation

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

	Year ended December 31, 2013	Year ended December 31, 2012
Beginning of the period	$69,316	$56,012
New wells	86,015	9,790
Change in estimate	(55,349)	—
Accretion expense	12,745	3,514
Balance at end of the period	$112,727	$69,316

10.	Equity

As described in Note 6 during the year ended December 31, 2013, certain notes payables were converted into 35,971,650 shares of common stock.

Fiscal Year 2013

As of December 31, 2013, the Company had 86,875,192 shares of common stock issued and outstanding.

Fiscal Year 2012

As of December 31, 2012, the Company had 50,339,542 shares of common stock issued and outstanding.

Share-based Compensation

On August 20, 2013 directors of the Company approved the share-based compensation plan for a consultant of 564,000 shares of common stock as share based compensation. These shares were issued at a market price of $0.09 per share.

On December 21, 2012 directors of the Company approved share based compensation plan for an employee, an advisor and independent investor relations advisor of 80,000, 125,000 and 100,000 shares of common stock as share based compensation.  These shares were issued at a market price of $0.09 per share.  During the twelve months ended December 31, 2012, the Company recognized $30,500 as share based compensation expense.

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

11.	Income Taxes

As of December 31, 2013, our deferred tax asset amounting to $522,374 primarily related to our net operating loss carryforward of $2,004,723. A 100% valuation allowance has been established using an effective tax rate of 35% due to the uncertainty of the utilization of the operating losses in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

The following table sets forth the components of our deferred tax balance as of December 31, 2013 and 2012.

	December 31,	December 31,
	2013	2012
Beginning of year NOL	(778,338)	(1,099,282)

Current year NOL	(2,004,723)	(794,519)
Loss on MTM - embedded derivatives	728,124	956,964
Depletion amortization and accretion	426,782	117,499
Stock compensation	91,760	41,000
End of year NOL	(1,536,395)	(778,338)
Tax rate	x 34%	x 34%

Deferred tax asset	(522,374)	(264,635)
Valuation allowance	522,374	264,635

Net deferred tax asset	—	—

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

12.	Commitments and Contingencies

Litigation. A case was filed by Nottus Energy, as plaintiff, against Slate Holdings, Inc., Quality Architectural Element, Inc., United American Petroleum Corp. and Carlos Sandoval, as defendants. This case is for termination of a portion of an oil and gas lease operated by Slate Holdings, in which we own a working interest. The plaintiff was granted a final judgment in this case on July 3, 2013 and awarded damages of $93,525.94. A settlement offer has been submitted to all of the defendants by plaintiff and we have agreed to accept the offer, but it is dependent on the other working interest owners accepting it as well.

On our financial statements for the year ended December 31, 2013 we have recorded the total $93,525.94 final judgment as a legal loss accrual, due to our belief that a payout of this amount is probable.

13.	Supplemental Oil and Gas Reserve Information (Unaudited)

In accordance with US GAAP for disclosures about oil and gas producing activities, and SEC rules for oil and gas reporting disclosures, we are making the following disclosures about our crude oil and natural gas reserves and exploration and production activities.

Reserves. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserves engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered.

Reserves Estimates. Our proved reserve information as of December 31, 2013 and December 31, 2012 was estimated by Mire and Associates, Inc. (“Mire”), independent petroleum engineers. In accordance with SEC guidelines, Mire’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2013 through December 31, 2013, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at Mire are responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Michael Carey, our Chief Executive Officer and a director, acted as the liaison with the technical persons at Mire.

Definitions. The following definitions apply to the terms used in the paragraphs above:

Reserves Estimate: The determination of an estimate of a quantity of oil or gas reserves that are thought to exist at a certain date, considering existing prices and reservoir conditions.

Proved Oil and Gas Reserves Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to produce the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Developed Oil and Gas Reserves Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well.

Undeveloped Oil and Gas Reserves Proved undeveloped oil and gas reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

For complete definitions of proved natural gas, natural gas liquids and crude oil reserves, refer to SEC Regulation S-X, Rule 4-10(a)(6), (22) and (31).

Oil and Gas Reserve Information. The following reserve quantities for our proved reserves located in the State of Texas in the United States have been estimated as of December 31, 2013. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

	At December 31,	At December 31,
Reserve Category	2013	2012
Proved Developed:
Crude Oil (Bbls)	87,730	61,180
Natural Gas (Mcf)	—	29,360
Total Oil Equivalent (BOE)	87,730	66,073

Proved Undeveloped:
Crude Oil (Bbls)	14,340	—
Natural Gas (Mcf)	—	—
Total Oil Equivalent (BOE)	14,340	—

The following table sets forth purchase, production and reserve adjustment activities for the three year period ended December 31, 2013.

		Natural Gas
Reserved Quantity	Oil (BBLS)	(MCF)
Balance, December 31, 2011	38,330	49,406

Purchases	—	—
Production	(5,823)	(1,404)
Adjustments to existing reserves	28,673	(18,642)
Balance, December 31, 2012	61,180	29,360

Purchases	—	—
Production	(7,123)	—
Adjustments to existing reserves	48,013	(29,360)
Balance, December 31, 2013	102,070	—

Capitalized Costs Relating to Oil and Gas Producing Activities. Aggregate capitalized costs relating to crude oil and natural gas producing activities are as follows:

	December 31,	December 31,
	2013	2012
Unproved Oil and Gas Properties	—	261,975
Proved Oil and Gas Properties	1,376,049	1,191,442
Total Oil and Gas Properties	1,376,049	1,453,417
Accumulated DD&A	(236,614)	(137,120)
Net Capitalized Costs	1,139,435	1,316,297

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves. The following information is based on our best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows in accordance with US GAAP. This information is not the fair value nor does it represent the expected present value of future cash flows of our proved oil and gas reserves.

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of December 31, 2013 was $96.94 per bbl of oil and $3.67 per MMbtu of natural gas. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate, which is required by the standards.

Standardized Measure of Future Net Cash Flows:

	December 31, 2013	December 31, 2012
Future cash flows	$9,657,990	$5,962,350
Future production and development costs	(4,603,210)	(3,484,120)
Future income taxes	—	—
Future net cash flows before discount	5,054,780	2,478,230
10% discount to percent value	(2,609,220)	(1,133,720)
Standardized measure of discounted future net cash flows	$2,445,560	$1,344,510

 Changes in the Standard Measure of Discounted Cash Flows:

	December 31,	December 31,
	2013	2012
Standardized measure of discounted future net cash flows beginning of period	$1,344,510	$1,131,050
Purchases of reserves in place	—	—
Extension and discoveries, net of future production and development costs	—	112,227
Sales of oil and gas produced, net of production costs	223,278	(111,914)
Accretion of discount	134,451	113,105
Revisions of previous quantity estimates	1,281,061	1,465,199
Net change in prices and production costs	(537,740)	(1,186,254)
Net change in income taxes	—	—
Changes in timing and other	—	(178,903)
Standardized measure of discounted future net cash flows end of period	2,445,560	1,344,510

14.	Subsequent Events

In January 2014, Asher submitted a conversion request under one of its Convertible Notes; however, the Company did not have sufficient shares of authorized common stock to honor the conversion request. Asher issued us a notice of default; however, Asher immediately waived the default provided that we began the process to increase our number of authorized shares. We have begun this process; however, the shares are not yet authorized. Consequently, Asher reissued the notice of default to us. As a result, an adverse result to the Company from this claim is probable, and the amount of the claim could be up to $102,810, representing the additional amount due under the Notes in the event of a default.

In January 2014, JMJ submitted a conversion request under one of its Convertible Notes; however, the Company was unable to comply with this request due to insufficient authorized shares of common stock. The lack of authorized shares constituted a default pursuant to the Note. The Company promptly notified JMJ of its inability to honor the conversion request. The Company is currently working to increase the number of authorized shares by March 15, 2014. The Company is not currently in compliance with this undertaking; however, we have remained in contact with JMJ. JMJ has not expressed an intention to assert the remedies set forth in the Note at this time. As a result, we believe that the probability of an adverse result to the Company from this claim is remote.

On February 26, 2014, the Company completed the sale of a 46% working interest (comprising a 34.5% net revenue interest) in an oil, gas and mineral lease covering 430 acres in Duval County, Texas, to RTO Exploration, LLC (“Buyer”) for the purchase price of $400,000. In addition to the purchase price, the Buyer paid a $10,000 non-refundable option payment to the Company.

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2013.

Annual Report on Internal Control over Financial Reporting.

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

Our Principal Executive and Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive and Financial Officer believes that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following material weaknesses:

●	Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●	Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; and d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2013.

●	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the Board of Directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Michael Carey	33	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director
Ryan Hudson	38	Chief Operating Officer, Secretary, and Director

The business experience of each of the persons listed above during the past five years is as follows:

Michael Carey. Michael Carey was appointed as our Chief Executive Officer, President and a Director in December 2010 and was appointed as our Chief Financial Officer and Treasurer in February 2012. Prior to joining the Company, Mr. Carey previously worked for Trius Operations, LLC, and 4 Phoenix Oil & Gas LLC, doing business as Phoenix Oil & Gas LLC. From 2002 to 2004, Mr. Carey served as senior vice president at Richman Oil. Mr. Carey also previously served as junior vice president for CKG Energy. Mr. Carey is not an officer or director of any other reporting company.

Ryan Hudson. Ryan Hudson was appointed as our Chief Operating Officer and Secretary in December 2010. Mr. Hudson was appointed as a Director in March 2011. Prior to joining the Company, Mr. Hudson worked for Trius Operations, LLC, and 4 Phoenix Oil & Gas, doing business as Phoenix Oil & Gas LLC. From 2001 to 2004, Mr. Hudson served as senior vice president at Richman Oil. Mr. Hudson is also a certified firefighter and received his firefighter certification from the Texas Commission on Fire Protection. Mr. Hudson is not an officer or director of any other reporting company.

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

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

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

Nominating Process. Our entire Board of Directors participates in consideration of director nominees. The Board of Directors will consider candidates who have experience in the oil and gas industry or able to bring significant financing to the Company. The Board of Directors will also evaluate whether the candidates’ skills and experience are complementary to the existing Board’s skills and experience as well as the Board of Directors’ need for operational, management, financial, international, technological or other expertise. The Board of Directors will interview candidates that meet the criteria and then select nominees that the Board of Directors believes best suit our needs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2013, except that:

Ryan Hudson, our Chief Operating Officer, Secretary and Director, and a greater than ten percent shareholder of the Company inadvertently did not timely file a Form 4 filing relating to the transfer by him of 550,000 shares of common stock to a third party in consideration for the third party dismissing a lawsuit against him on January 22, 2013, which Form 4 was subsequently filed on December 26, 2012. Mr. Hudson filed a Form 5 with respect to this transaction and setting forth his holdings in the Company on February 14, 2014.
26

Michael Carey, our Chief Executive Officer, President and Director, and a greater than ten percent shareholder of the Company inadvertently did not timely file (i) a Form 4 filing relating to the transfer by him of 550,000 shares of common stock to a third party in consideration for the third party dismissing a lawsuit against him on November 28, 2012, which Form 4 was subsequently filed on December 26, 2012; and (ii) a Form 4 filing relating to the transfer by him of 100,000 shares of common stock to a third party pursuant to a default under a security agreement under which Mr. Carey had pledged these shares. Mr. Carey filed a Form 5 with respect to these transactions and setting forth his holdings in the Company on February 14, 2014.

Item 11. Executive Compensation

Summary Compensation Table. Michael Carey, our Chief Executive Officer and Ryan Hudson, our Chief Operating Officer each received $79,500 in salary during the year ended December 31, 2013. The remainder of their 2013 salaries was accrued at December 31, 2013. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers for the fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Michael Carey, Chief Executive Officer, and President	2013 2012	$100,000 $100,000	None None	None $0.50 (1)	None None	None None	None None	None None	$100,000.00 $100,000.50
Ryan Hudson, Chief Operating Officer, and Secretary	2013 2012	$100,000 $100,000	None None	None $0.50 (1)	None None	None None	None None	None None	$100,000.00 $100,000.50

(1)	Represents 500 shares of the Company’s Series B Preferred Stock.

*	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. The value of the Stock Awards and Option Awards in the table above, if any, were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Employment Contracts and Termination of Employment.

Our officers do not have a written employment agreement. Their employment agreements expired by their terms on October 15, 2013. Our officers intend to seek new employment agreements with the Company.

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

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. As of December 31, 2013, our directors are not paid any compensation for their service as directors. They are nevertheless reimbursed for their reasonable expenses incurred upon presentation of the appropriate documentary evidence.

Outstanding Equity Awards. As of December 31, 2013, our executive officers did not have any unexercised options, stock that has not vested, or equity incentive plan awards.

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

On September 13, 2013, the Company’s Board of Directors approved the Company’s 2013 Stock Plan for Officers, Directors, and Consultants (the “2013 Plan”). The 2013 Plan provided for the issuance of a total of up to 2,000,000 shares of common stock, options, restricted share units, share appreciation rights and other share based awards to acquire common stock to employees, directors and consultants. A total of 564,000 shares were issued under the 2013 Plan during the year ended December 31, 2013.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2013.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation For the year ended December 31, 2013, we did not have any directors who did not also serve as executive officers of the Company and whose total compensation (including compensation as an officer and director) is included in the table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2014, by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, by the Securities and Exchange Commission (SEC), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty (60) days of April 11, 2014 through the exercise of any stock option or other right.

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

	Shares of Common Stock			Shares of Series B Preferred Stock (2)		Total Voting Shares Owned (2)
Name and Address of Beneficial Owner	Number		Percentage	Number	Percentage	Number		Percentage
Officers and Directors
Michael Carey	6,350,000	(1)	6.5%	500	50%	57,047,322	(2)	28.69%
Ryan Hudson	6,450,000	(3)	6.6%	500	50%	57,147,322	(2)	28.74%
(All Officers and Directors as a Group (2 persons))	12,800,000		13.1%	1,000	100%	114,194,644	(2)	57.44%

5% Shareholders
Mighty Falcon Ltd. (4) Room 1004, Harvest Building 29-37 Wing Kut Street Central K3, Hong Kong	6,950,000		7.1%	—	—	6,950,000		7.1%

Percentage ownership in the table above is based on 97,418,383 shares of common stock issued and outstanding and 1,000 shares of Series B Preferred Stock issued and outstanding, which have the right to vote 101,394,644 voting shares, resulting in a total of 198,813,027 total voting shares outstanding as of January 29, 2014.

(1)	Includes 5,000,000 shares of common stock held in the name of Carey Partners, Ltd., which entity and therefore which shares, are beneficially owned by Mr. Carey.

(2)	The Series B Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote, which percentage is equal to 101,394,644 voting shares as of January 29, 2014.

(3)	Includes 5,000,000 shares of common stock held in the name of Chi-tex Family Limited Partnership, which entity and therefore which shares, are beneficially owned by Mr. Hudson.

(4)	Bill Cheung holds voting and dispositive power over the shares of Mighty Falcon Ltd.

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

As of December 31, 2013, the Company had a related party receivable in the amount of $99,536 due from two Companies with working interest amounts payable. This is a 654% increase from an amount of $13,196 as of December 31, 2012. Our directors are also officers in these two companies.

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. We may establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

Director Independence. We do not have any independent directors.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $74,500 and $77,000, respectively.

Tax Fees. For the fiscal years ended December 31, 2013 and 2012, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

United American Petroleum Corp.

April 15, 2014	By:	/s/ Michael Carey
Michael Carey
	Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	April 15, 2014
Michael Carey
Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director

By:	/s/ Ryan Hudson	April 15, 2014
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a Director
32

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Exchange by and between Northern Future Energy Corp. and NFE Acquisition Corp., dated December 16, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 7, 2008).

2.2	Asset Purchase Agreement by and between Enforce Global Solutions, LLC and the Company, dated as of December 29, 2009 (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K, filed May 14, 2010).

2.3	Membership Interest Purchase Agreement by and between the Company and John Britchford-Steel, dated as of December 31, 2009 (incorporated by reference to Exhibit 2.6 of the Company’s Annual Report on Form 10-K, filed May 14, 2010.

2.4	Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010. (1)

2.5	Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp. (1)

3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)

3.2	Certificate of Designations of Series B Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 14, 2012)

3.3	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)

3.4	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005).

3.5	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009.

3.6	Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K, as amended, filed January 21, 2011).

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp.(1)

3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (1)

3.9	Form of Note and Warrant Purchase Agreement. (1)

3.10	Form of Senior Secured Convertible Promissory Note. (1)

3.11	Form of Warrant. (1)

3.12	Form of Security Agreement. (1)

3.13	Stock Cancellation Agreement by and among the Company and Christian Negri, dated as of December 31, 2010. (1)

3.14	Form of Note and Warrant Purchase Agreement. (3)

3.15	Form of Convertible Promissory Note. (3)

3.16	Form of Warrant. (3)

10.1	Employment Agreement of Michael Carey. (1)
33

10.2	Employment Agreement of Ryan Hudson. (1)

10.3	$400,000 Promissory Note – JMJ Financial (January 31, 2013)(incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)

10.4	Securities Purchase Agreement – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)

10.5	$103,500 Convertible Promissory Note – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)

21	List of Subsidiaries (6)

23.3	Consent of Mire and Associates, Inc. (6)

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

99.1	Reserve Reports of Properties located in Duval, Erath, Frio, Gonzales, Medina, Navarro, Pecos, Shackelford, and Wilbarger Counties, Texas (6)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2011.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 5, 2011.

(6)	Filed herewith.

34