Form 10-Q
period 2014-03-31
United American Petroleum Corp.
filed 2014-05-20
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of March 31, 2014, there were 97,418,383 shares of the issuer’s $0.001 par value common stock issued and outstanding.

1

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2014	DECEMBER 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSET
Cash	$440,252	$557,298
Accounts receivable, net of allowance for uncollectible accounts	23,617	119,052
Related party receivables	79,564	99,536
Total current assets	543,433	775,886

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $256,502 and $236,614 as of March 31, 2014 and December 31, 2013, respectively	667,854	1,139,435

TOTAL ASSETS	1,211,287	1,915,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	750,754	1,150,116
Convertible note payable, net of debt discount of $64,811 and $26,758	178,504	131,027
Embedded derivative liability	187,085	139,508
Deferred gain on sale of assets	7,500	17,500
Other payable	576,477	582,278
Total current liabilities	1,700,320	2,020,429

Asset retirement obligation	112,786	112,727
TOTAL LIABILITIES	1,813,106	2,133,156

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 97,418,381 shares issued and 97,418,381 and 86,875,192 shares outstanding, respectively	97,418	86,876
Additional paid-in capital	8,330,823	8,301,499
Accumulated deficit	(9,030,061)	(8,606,211)
Total stockholders’ deficit	(601,819)	(217,835)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,211,287	$1,915,321

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31, 2014	ENDED MARCH 31, 2013

REVENUE
Oil and Gas sales	$134,260	$130,346
Operator Income	2,925	6,050
TOTAL REVENUE	137,185	136,396

OPERATING EXPENSES
Lease operating expenses	139,258	75,461
Bad debt expense	12,660	—
Accretion expense	3,186	1,000
Depletion expense	19,887	18,364
General and administrative	254,234	164,505
TOTAL OPERATING EXPENSES	429,225	259,330

NET LOSS BEFORE OTHER EXPENSE	(292,040)	(122,934)

OTHER INCOME (EXPENSE)
Interest (expense) income	(114,736)	(17,252)
Gain on embedded derivatives	85,736	24,520
Penalty on convertible note	(102,810)	—
Total other income (expense)	(131,810)	7,268

NET LOSS	$(423,850)	$(115,666)

LOSS PER SHARE - BASIC	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	96,539,205	50,339,543

LOSS PER SHARE - DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	96,539,205	50,339,543

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31, 2014	ENDED MARCH 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(423,850)	$(115,666)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	12,660	—
Accretion expense	3,186	1,000
Depletion expense	19,887	18,364
Amortization of debt discount	114,755	8,890
(Gain) loss on embedded derivatives	(85,736)	(24,520)
Reduction in full cost pool due to operator income from owned wells	38,567	—

Change in assets and liabilities:
Accounts receivable	82,775	(22,445)
Related party receivable	19,972	(12,125)
Accounts payable and accrued expenses	(293,461)	29,793
Other payable	(5,801)	151,055
Net cash provided by (used in) operating activities	(517,046)	34,346

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	400,000	—
Net cash provided by investing activities	400,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	153,500
Net cash provided by financing activities	—	153,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(117,046)	187,846

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,298	572,784

CASH AND CASH EQUIVALENTS - END OF PERIOD	$440,252	$760,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NON CASH TRANSACTIONS:
Change in asset retirement liability (sales/disposals)	$3,127	$—
Discount from derivative liabilities	$152,810	$55,000
Reclassification of derivative liabilities from additional paid-in capital	$—	$197,821
Discount to additional paid-in capital from relative fair value of warrants	$19,497	$—
Conversion of convertible notes payable	$16,570	$—
Conversion of accrued interest	$3,800	$—

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.       Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       Related Party Transactions

As of March 31, 2014 the Company had a related party receivable in the amount of $79,564 due from a company with working interest amounts payable. This represents a $19,972 decrease from an amount of $99,536 as of December 31, 2013. Our directors are also officers in this company.

4.       Convertible Notes and Detached Warrants

Credit Facility – January 31, 2013

On January 31, 2013, we entered into a Note Purchase Agreement with an investor pursuant to which the investor agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Purchase Agreement. The second installment of $25,000 was delivered in April 2013. The notes mature on January 31, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a full discount of $55,000 to the note payable on issuance of the first installment, and a full discount of $25,000 to the note payable on issuance of the second installment. As of March 31, 2014 there was $20,072 in outstanding principal and $18,333 in outstanding original interest discount (OID) on this note.

On January 7, 2014 the holder of the convertible note exercised a portion of the conversion rights of the note for 2,800,000 shares of common respectively at a stock price of $0.0011 for a total of $6,380 principal converted.

In January 2014, JMJ submitted a conversion request under one of its Convertible Notes; however, the Company was unable to comply with this request due to insufficient authorized shares of common stock. The lack of authorized shares constituted a default pursuant to the Note. The Company promptly notified JMJ of its inability to honor the conversion request. The Company expects to increase the number of authorized shares by May 29, 2014 (see Note 7, “Subsequent Events”). JMJ has not expressed an intention to assert the remedies set forth in the Note at this time.

Convertible Note – February 19, 2013

On February 19, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $103,500 to us in a single installment (minus fees of $16,500) in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, was not priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

On January 2, 2014 the holder of the convertible note exercised a portion of the conversion rights of the note for 2,235,294 shares of common respectively at a stock price of $0.0017, for a total of $3,800 accrued interest converted.

As of December 31, 2013 the principal on this note had been fully converted. Upon conversion of the final accrued interest of $3,800 described above, the obligations relating to the note were fully satisfied.

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

On January 7, 2014 and January 13, 2014 the holder of the convertible note exercised a portion of the conversion rights of the note for 2,757,895 and 2,750,000 shares of common stock respectively at stock prices of $0.0019 and $0.0018 respectively for a total of $10,190 principal converted.

On September 23, 2013 the investor lent an additional $50,000 in a single installment (minus fees of $3,000) under the same terms agreement and terms as the previous installment made April 22, 2013.

As of March 31, 2014, there was $106,593 in outstanding principal and interest on these notes.

In January 2014, Asher submitted a conversion request under one of its Convertible Notes; however, the Company did not have sufficient shares of authorized common stock to honor the conversion request. Asher issued us a notice of default; however, Asher immediately waived the default provided that we began the process to increase our number of authorized shares. We have begun this process; however, the shares are not yet authorized. Consequently, Asher reissued the notice of default to us. Therefore, we have recognized a liability and a loss of $102,810 as of March 31, 2014, which represents the additional amount due under the Notes in the event of default.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	—	—	—	187,085

During 2013, the Company issued debt instruments that were convertible into common stock at a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. As a result, the Company measured its outstanding warrants on March 31, 2014 at fair value and re-classified these amounts from additional paid-in capital to derivative liabilities.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance December 31, 2013	$139,508

Additions due to new convertible debt	152,810

Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(19,497)

Mark to market of debt derivative	(85,736)

Debt derivative as of March 31, 2014	$187,085

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 138%-398%, risk free rate of 0.03-0.44% and an expected term of 0.08 years to 3 years.

6.       Significant Sale of Assets

On February 26, 2014, the Company completed the sale of a 46% working interest (comprising a 34.5% net revenue interest) in an oil, gas and mineral lease covering 430 acres in Duval County, Texas, to RTO Exploration, LLC (“Buyer”) for the purchase price of $400,000. In addition to the purchase price, in 2013 the Buyer paid a $10,000 non-refundable option payment to the Company. The purchase price was the result of negotiations between the Company and the Buyer.

UAPC’s chief executive officer and chief operating officer have performed certain consulting services for the Buyer.

To account for the sale, we applied the two step process required by the full cost rules. First we calculated the impact of the sale of the working interest on the Company’s depletion rate, determining that the resulting change was not significant (less than 10%). Therefore, step two of the process (calculate loss or gain on sale) was not applicable, and we recognized the $410,000 proceeds as a direct reduction to the full cost pool. We also reduced the asset retirement obligation by $3,127 which was the amount attributable to the working interest that was sold.

7.       Subsequent Events

On January 30, 2014, the Company’s Board of Directors voted to propose for shareholder approval an increase in the number of authorized shares of common stock of the Company to 750,000,000. On the same date, holders of 57.44% of the voting power of the Company voted to approve this action. This increase is expected to become effective on May 29, 2014.

In April 2014, we settled a judgment that had been rendered against the Company in the amount of $19,856 plus attorneys’ fees of $73,669. We settled this judgment by assigning our interest in the Walker Smith lease and having the other working interest owners assign their interest in the lease as well.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2014, together with notes thereto, which are included in this Quarterly Report.

Recent Events. On February 26, 2014, the Company sold a 46% working interest in a lease covering 430 acres in Duval County, Texas. The Company received $410,000 for this sale, $10,000 of which was received as a non-refundable deposit in the fourth quarter of 2013.

Results of Operations for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013

Revenues.  We had total revenues of $137,185 for the three months ended March 31, 2014, which were generated from oil and gas sales of $134,260 and well operating revenues of $2,925.  This was a $789 increase from total revenues of $136,396 for the three months ended March 31, 2013, which were generated from oil and gas sales of $130,346 and well operation revenues of $6,050. Barrels of oil per day produced (BOPD) increased to an average of 16.85 BOPD from 16.22 BOPD for the three months ended March 31, 2013.

Our administrative revenue increase was a result of income derived from well administrative/operator fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests. Administrative revenue was only recognized on wells where the Company did not own an interest. The Company also operates certain wells where the Company also has an ownership interest. For these partially owned wells, no administrative income is recognized. Rather, operating fees received from other well interest owners are recorded as a reduction to the full cost pool per the full cost rules.

The following table sets forth the revenue and production data for the three months ended March 31, 2014 and 2013.

	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED MARCH 31,	INCREASE	% INCREASE
	2014	2013	(DECREASE)	(DECREASE)
REVENUES
Oil and Gas Revenues	$134,260	$130,346	$3,914	3%
Administrative revenues	2,925	6,050	(3,125)	-52%
Total Revenues	137,185	136,396	789	1%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	1,516	1,460	56	4%
Barrels of Oil Equivalent per day	16.85	16.22	0	2%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$88.54	$89.28	$(1)	-1%

Operating Expenses.  For the three months ended March 31, 2014, our total operating expenses were $429,225, which consisted of lease operating expenses of $139,258, accretion expense of $3,186, depletion expense of $19,887, bad debt expense of $12,660 and general and administrative expenses of $254,234.  By comparison, for the three months ended March 31, 2013, our total operating expenses were $259,330, which consisted of lease operating expenses of $75,461, accretion expense of $1,000, depletion expense of $18,364, and general and administrative expenses of $164,505.

The following table sets forth information relating to our operating expenses for the three months ended March 31, 2014 and 2013.

	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED MARCH 31,	INCREASE	% INCREASE
	2014	2013	(DECREASE)	(DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$135,725	$48,363	$87,362	181%
Workover expenses	778	23,313	(22,535)	-97%
Legal, title and administrative well expenses	2,755	3,785	(1,030)	-27%
Total Lease Operating expenses	139,258	75,461	63,797	85%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	23,073	19,364	3,709	19%

BAD DEBT EXPENSE
Bad debt expense	12,660	—	12,660	100%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$38,592	$79,211	$(40,619)	-51%
Employee and officer expenses	152,553	49,000	103,553	211%
Other general and administrative	63,089	36,294	26,795	74%
Total General and Administrative expenses	254,234	164,505	89,729	55%

TOTAL OPERATING EXPENSES	429,225	259,330	169,895	66%

For the three months ended March 31, 2014 we incurred well operating expenses of $139,258, an increase of $63,797 or 85% compared to the three months ended March 31, 2013, as a result of Company conducting incurring higher extraction costs on their wells during 2014.

During the three months ended March 31, 2014 compared to the three months ended March 31, 2013, our depreciation, depletion, amortization, and accretion expenses increased by $3,709, or 19%. These expenses increased largely due to a higher ARO liability based on revised estimates from December 31, 2013, which drove an increase in accretion for the three months ended March 31, 2014.

The increase in general and administrative expenses of $89,729 or 55% during the three months ended March 31, 2014, compared to the prior period, was largely due to an increase in officer compensation and other general and administrative expenses.

Net Operating Loss. For the three months ended March 31, 2014, our total net operating loss was $292,040 as compared to a net operating loss of $122,934 for the three months ended March 31, 2013, an increase of $169,106 or 138% from the prior period. Our net operating loss increased over the prior period due to higher costs of oil and gas extraction on the Company’s wells, partially offset by decreases to workover expenses.

Other Income (Expense). For the three months ended March 31, 2014, we incurred interest expense of $114,736 associated with the amortization of debt discount related to the conversion features on our convertible notes, compared to interest expense of $17,252 for the three months ended March 31, 2013, relating to our outstanding convertible promissory notes. We recorded a gain on embedded derivatives of $85,736 for the three months ended March 31, 2014 compared to a gain on embedded derivatives of $24,520 for the three months ended March 31, 2013. We also incurred a $102,810 penalty due to default on a convertible note for the three months ended March 31, 2014, compared to no penalties recognized for the three months ended March 31, 2013.

Net Loss. For the three months ended March 31, 2014, our net loss was $423,850 as compared to a net loss of $115,666 for the three months ended March 31, 2013, a deterioration of $308,184 or 266% from the prior period. Net loss for the current quarter was largely due to a net operating loss for the same period.

Liquidity and Capital Resources. During the three months ended March 31, 2014, we used $517,046 in operations, largely due to our net loss for the period and a decrease in accounts payable and accrued expenses. We received proceeds from investing activities of $400,000 from the sale of a working interest in an oil and gas property, and we had no cash provided by or used in financing activities during the three months ended March 31, 2014. We did not obtain new financing during the first quarter of 2014; however, see a discussion of our outstanding notes payable below.

Credit Facility – January 31, 2013

On January 31, 2013, we entered into a Note Purchase Agreement with an investor pursuant to which the investor agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Purchase Agreement. The second installment of $25,000 was delivered in April 2013. The notes mature on January 31, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a full discount of $55,000 to the note payable on issuance of the first installment, and a full discount of $25,000 to the note payable on issuance of the second installment. As of March 31, 2014, there was $20,072 in outstanding principal and $18,333 in outstanding original interest discount (OID) on this note.

On January 7, 2014 the holder of the convertible note exercised a portion of the conversion rights of the note for 2,800,000 shares of common respectively at a stock price of $0.0011 for a total of $6,380 principal converted.

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

Convertible Note – February 19, 2013

On February 19, 2013, we entered into a credit facility with an investor unrelated to the investor described above pursuant to which the investor lent $103,500 to us in a single installment (minus fees of $16,500) in exchange for a convertible promissory note with a conversion price equal to the average lowest trading price per share during the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, was not priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

On January 2, 2014 the holder of the convertible note exercised a portion of the conversion rights of the note for 2,235,294 shares of common respectively at a stock price of $0.0017, for a total of $3,800 accrued interest converted.

As of December 31, 2013 the principal on this note had been fully converted. Upon conversion of the final accrued interest of $3,800 described above, the obligations relating to the note were fully satisfied.

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

On January 7, 2014 and January 13, 2014 the holder of the convertible note exercised a portion of the conversion rights of the note for 2,757,895 and 2,750,000 shares of common stock respectively at stock prices of $0.0019 and $0.0018 respectively for a total of $10,190 principal converted.

On September 23, 2013 the investor lent an additional $50,000 in a single installment (minus fees of $3,000) under the same terms agreement and terms as the previous installment made April 22, 2013.

As of March 31, 2014, there was $106,593 in outstanding principal and interest on these notes.

In January 2014, Asher submitted a conversion request under one of its Convertible Notes; however, the Company did not have sufficient shares of authorized common stock to honor the conversion request. Asher issued us a notice of default; however, Asher immediately waived the default provided that we began the process to increase our number of authorized shares. We have begun this process; however, the shares are not yet authorized. Consequently, Asher reissued the notice of default to us. Therefore, we have recognized a liability and a loss of $102,810 as of March 31, 2014, which represents the additional amount due under the Notes in the event of default.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of March 31, 2014.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K filed with the Commission on April 16, 2014, which risk factors are incorporated by reference herein. Investors are encouraged to read and review the risk factors included in the Form 10-K prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

In January 2014, Asher submitted a conversion request under one of its Convertible Notes; however, the Company did not have sufficient shares of authorized common stock to honor the conversion request. Asher issued us a notice of default; however, Asher immediately waived the default provided that we began the process to increase our number of authorized shares. We have begun this process; however, the shares are not yet authorized. Consequently, Asher reissued the notice of default to us. Therefore, we have recognized a liability and a loss of $102,810 as of March 31, 2014, which represents the additional amount due under the Notes in the event of default.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Agreement and Plan of Exchange by and between Northern Future Energy Corp. and NFE Acquisition Corp., dated December 16, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 7, 2008)
2.2	Asset Purchase Agreement by and between Enforce Global Solutions, LLC and the Company, dated as of December 29, 2009 (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K, filed May 14, 2010)
2.3	Membership Interest Purchase Agreement by and between the Company and John Britchford-Steel, dated as of December 31, 2009 (incorporated by reference to Exhibit 2.6 of the Company’s Annual Report on Form 10-K, filed May 14, 2010
2.4	Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010 (1)
14

2.5	Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp. (1)
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)
3.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 14, 2012)
3.3	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)
3.4	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005)
3.5	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009
3.6	Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K, as amended, filed January 21, 2011)
3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp. (1)
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (1)
3.9	Form of Note and Warrant Purchase Agreement (1)
3.10	Form of Senior Secured Convertible Promissory Note (1)
3.11	Form of Warrant (1)
3.12	Form of Security Agreement (1)
3.13	Form of Note and Warrant Purchase Agreement (3)
3.14	Form of Convertible Promissory Note (3)
3.15	Form of Warrant (3)
10.1	$400,000 Promissory Note – JMJ Financial (January 31, 2013) (6)
10.2	Securities Purchase Agreement – Asher Enterprises, Inc. (February 19, 2013) (6)
10.3	$103,500 Convertible Promissory Note – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)
21	List of Subsidiaries (7)
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (8)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
101.ins*	XBRL Instance Document (8)
101.sch*	XBRL Taxonomy Schema Document (8)
101.cal*	XBRL Taxonomy Calculation Linkbase Document (8)
101.lab*	XBRL Taxonomy Label Linkbase Document (8)
101.pre*	XBRL Taxonomy Presentation Linkbase Document (8)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2011.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2011.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 5, 2011.
(6)	Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 16, 2014.
(8)	Filed herewith.
15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: May 20, 2014	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive and Financial Officer)
16