Form 10-Q
period 2014-06-30
United American Petroleum Corp.
filed 2014-08-19
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of June 30, 2014, there were 117,480,955 shares of the issuer’s $0.001 par value common stock issued and outstanding.

1

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2014	DECEMBER 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSET
Cash	$349,147	$557,298
Accounts receivable, net of allowance for uncollectible accounts	67,656	119,052
Related party receivables	97,493	99,536
Total current assets	514,296	775,886

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $282,156 and $236,614 as of June 30, 2014 and December 31, 2013, respectively	481,943	1,139,435

TOTAL ASSETS	996,239	1,915,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	647,112	1,150,116
Convertible note payable, net of debt discount of $0 and $26,758 as of June 30, 2014 and December 31, 2013, respectively	111,336	131,027
Embedded derivative liability	107,537	139,508
Deferred gain on sale of assets	7,500	17,500
Other payable	576,478	582,278
Total current liabilities	1,449,963	2,020,429

Asset retirement obligation	115,786	112,727
TOTAL LIABILITIES	1,565,749	2,133,156

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 750,000,000 shares authorized, 117,480,955 shares issued and outstanding as of June 30, 2014 and 86,875,192 shares issued and outstanding at December 31, 2013	117,481	86,876
Additional paid-in capital	8,378,816	8,301,499
Accumulated deficit	(9,065,808)	(8,606,211)
Total stockholders’ deficit	(569,510)	(217,835)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$996,239	$1,915,321

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED JUNE 30, 2014	ENDED JUNE 30, 2013	ENDED JUNE 30, 2014	ENDED JUNE 30, 2013

REVENUE
Oil and Gas sales	$171,022	$238,165	$305,282	$368,511
Operator Income	2,175	10,150	5,100	16,200
TOTAL REVENUE	173,197	248,315	310,382	384,711

OPERATING EXPENSES
Lease operating expenses	113,878	196,951	253,136	272,412
Bad debt expense	—	—	12,660	—
Accretion expense	3,000	1,000	6,186	2,000
Depletion expense	25,655	55,889	45,542	74,253
General and administrative	145,078	103,043	399,312	267,548
TOTAL OPERATING EXPENSES	287,611	356,883	716,836	616,213

NET LOSS BEFORE OTHER EXPENSE	(114,414)	(108,568)	(406,454)	(231,502)

OTHER INCOME (EXPENSE)
Interest (expense) income	(74,804)	(63,688)	(179,540)	(80,940)
Gain on embedded derivatives	40,661	42,382	126,397	66,902
Other income	102,810	—	—	—
Total other income (expense)	68,667	(21,306)	(53,143)	(14,038)

NET LOSS	$(45,747)	$(129,874)	$(459,597)	$(245,540)

LOSS PER SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	100,147,625	50,339,543	98,401,988	50,339,543

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED JUNE 30, 2014	ENDED JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(459,597)	$(245,540)

Adjustments to reconcile net loss to net cash provided used in operating activities:
Bad debt expense	12,660	—
Accretion expense	6,186	2,000
Penalty on convertible note	—	51,750
Depletion expense	45,542	74,253
Amortization of debt discount	179,540	22,603
(Gain) loss on embedded derivatives	(126,397)	(66,902)
Reduction in full cost pool due to operator income from owned wells	105,297	—

Change in assets and liabilities:
Accounts receivable	38,736	(207,795)
Related party receivable	2,043	(10,575)
Accounts payable and accrued expenses	(406,361)	113,172
Other payable	(5,800)	131,205
Net cash used in operating activities	(608,151)	(135,829)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	—	(19,645)
Proceeds from sale of oil and gas properties	400,000	—
Net cash provided by (used in) investing activities	400,000	(19,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	213,500
Net cash provided by financing activities	—	213,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208,151)	58,026

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,298	572,784

CASH AND CASH EQUIVALENTS - END OF PERIOD	$349,147	$630,810

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NON CASH TRANSACTIONS:
Revision of ARO liability estimates	$3,127	$—
Discount from derivatives	$152,810	$55,000
Conversion of principal and interest to common shares	$53,550	$—
Settlement of derivative liability	$—	$—
Reclassification of derivative liability	$58,384	$197,821
Settlement of legal expenses through exchange of property	$93,525	$—

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

United American Petroleum Corp. (“United” or the “Company”) is incorporated under the laws of the state of Nevada. United’s principal business is the acquisition and management of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.	Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

As of June 30, 2014, the Company had a related party receivable in the amount of $97,493 due from a company with working interest amounts payable. This represents a $2,043 decrease from an amount of $99,536 as of December 31, 2013. Our directors are also officers in this company.

4.	Convertible Notes and Detached Warrants

Convertible Promissory Note – January 31, 2013

On January 31, 2013, we entered into a convertible promissory note (“Note”) with JMJ Financial (“JMJ”) pursuant to which JMJ agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Note. The second installment of $25,000 was delivered in April 2013. The Note matures on January 31, 2014, or upon default, whichever is earlier, and bears interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a discount of $55,000 to the Note payable on issuance of the first installment. The Company also recorded a discount of $25,000 to the Note payable on issuance of the second installment. As of June 30, 2014, there was $14,783 in outstanding principal and $18,333 in outstanding original interest discount (OID) on this Note.

On January 7, 2014, JMJ exercised a portion of the conversion rights of the note for 2,800,000 shares of common respectively at a stock price of $0.0011 for a total of $6,380 principal converted. Later in January 2014, JMJ submitted another conversion request under its Note; however, the Company was unable to comply with this request due to insufficient authorized shares of common stock. The lack of authorized shares constituted a default pursuant to the Note. The Company promptly notified JMJ of its inability to honor the conversion request. Subsequently, the Company amended its Articles of Incorporation to increase the authorized common shares of the Company to 750,000,000 shares, effective June 3, 2014. JMJ has not expressed an intention to assert the remedies set forth in the Note at this time.

On June 9, 2014, JMJ exercised a portion of the conversion rights of the note for 3,000,000 shares of common respectively at a stock price of $0.0011 for a total of $3,300 principal converted.

On June 27, 2014, JMJ exercised a portion of the conversion rights of the note for 4,600,000 shares of common respectively at a stock price of $0.00115 for a total of $5,290 principal converted.

Convertible Note – February 19, 2013

On February 19, 2013, we entered into a Note with Asher Enterprises, Inc. (“Asher”) pursuant to which Asher lent $103,500 to us in a single installment (minus fees of $3,500). Principal and interest outstanding under the Note can be converted into common stock of the Company at a price equal to 60% of the average lowest trading price per share during the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, was not priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

On January 2, 2014, Asher exercised a portion of the conversion rights of the note for 2,235,294 shares of common respectively at a stock price of $0.0017, for a total of $3,800 accrued interest converted.

As of December 31, 2013, the principal on this note had been fully converted. Upon conversion of the final accrued interest of $3,800 in the first quarter of 2014 described above, the obligations relating to the note were fully satisfied.

Convertible Note – April 22, 2013

On April 22, 2013, we entered into another Note with Asher pursuant to which Asher lent $63,000 (minus fees of $3,000) to us in a single installment with a conversion price equal to 60% of the average lowest trading price per share during 5 of the previous 10 trading days.

On January 7, 2014, Asher converted $5,240 of principal of the Note into 2,757,895 shares of common stock. On January 13, 2014, Asher converted $4,950 of principal of the Note into 2,750,000 shares of common stock.

On June 4, 2014, Asher converted $4,690 of principal of the Note into 2,758,824 shares of common stock.

On June 16, 2014, Asher converted $12,150 of principal of the Note into 4,860,000 shares of common stock.

On June 24, 2014, Asher converted $7,750 of principal of the Note into 4,843,750 shares of common stock.

On September 23, 2013, Asher lent us an additional $50,000 in a single installment (minus fees of $3,000) under the same terms as the previous installment made April 22, 2013.

As of June 30, 2014, there was $106,593 in outstanding principal and interest on these Notes.

In January 2014, Asher submitted a conversion request under one of its Notes; however, the Company did not have sufficient shares of authorized common stock to honor the conversion request. Asher issued us a notice of default; however, Asher immediately waived the default provided that we began the process to increase our number of authorized shares. Asher later reissued the notice of default to us due to our delay in commencing the increase process. Therefore, we have recognized a liability and a loss of $102,810 as of June 30, 2014, which represents the additional amount due under the Notes in the event of default. Subsequently, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company to 750,000,000, effective June 3, 2014. We have received confirmation from Asher’s legal counsel that the penalty was waived, and as such we de-recognized the penalty liability as of June 30, 2014.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	—	—	—	107,537

During 2013, the Company issued debt instruments that were convertible into common stock at a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. As a result, the Company measured its outstanding warrants on June 30, 2014 at fair value and re-classified these amounts from additional paid-in capital to derivative liabilities.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance December 31, 2013	$139,508

Additions due to new convertible debt	152,810

Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(58,384)

Mark to market of debt derivative	(126,397)

Debt derivative as of June 30, 2014	$107,537

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 155%-248%, risk free rate of 0.01-0.07% and an expected term of 0 years to 2.6 years.

6.	Commitments and Contingencies

Legal matters

In April 2014, we settled a judgment that had been rendered against the Company in the amount of $19,856 plus attorneys’ fees of $73,669. We settled this judgment by assigning our interest in the Walker Smith lease and having the other working interest owners assign their interest in the lease as well.

7.	Recent Events

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

8.	Subsequent Events

On July 7, 2014, we assigned our interest in the Crouch, Lane Heady, Shillingburg, Duvalle 1&2 and RP Wilson well leases to DMV Pipeline LLC. We received $50,000 as consideration for the assignment of interest.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2014, together with notes thereto, which are included in this Quarterly Report.

Recent Events. In April 2014, we settled a judgment that had been rendered against the Company in the amount of $19,856 plus attorneys’ fees of $73,669. We settled this judgment by assigning our interest in the Walker Smith lease and having the other working interest owners assign their interest in the lease as well.

Results of Operations for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013

Revenues.  We had total revenues of $173,197 for the three months ended June 30, 2014, which were generated from oil and gas sales of $171,022 and well operating revenues of $2,175.  This was a $75,118 decrease from total revenues of $248,315 for the three months ended June 30, 2013, which were generated from oil and gas sales of $238,165 and well operation revenues of $10,150. Barrels of oil per day produced (BOPD) decreased to an average of 21.73 BOPD from 27.91 BOPD for the three months ended June 30, 2013.

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

The following table sets forth the revenue and production data for the three months ended June 30, 2014 and 2013.

	THREE MONTHS	THREE MONTHS
	ENDED JUNE 30,	ENDED JUNE 30,	INCREASE	% INCREASE
	2014	2013	(DECREASE)	(DECREASE)
REVENUES
Oil and Gas Revenues	$171,022	$238,165	$(67,143)	-28%
Administrative revenues	2,175	10,150	(7,975)	-79%
Total Revenues	173,197	248,315	(75,118)	-30%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	1,956	2,512	(556)	-22%
Barrels of Oil Equivalent per day	21.73	27.91	(3)	-11%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$87.43	$94.81	$(7)	-8%

Operating Expenses.  For the three months ended June 30, 2014, our total operating expenses were $287,611, which consisted of lease operating expenses of $113,878, accretion expense of $3,000, depletion expense of $25,655 and general and administrative expenses of $145,078.  By comparison, for the three months ended June 30, 2013, our total operating expenses were $356,883, which consisted of lease operating expenses of $196,951, accretion expense of $1,000, depletion expense of $55,889, and general and administrative expenses of $103,043.

The following table sets forth information relating to our operating expenses for the three months ended June 30, 2014 and 2013.

	THREE MONTHS	THREE MONTHS
	ENDED JUNE 30,	ENDED JUNE 30,	INCREASE	% INCREASE
	2014	2013	(DECREASE)	(DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$110,346	$100,708	$9,638	10%
Workover expenses	1,167	92,613	(91,446)	-99%
Legal, title and administrative well expenses	2,365	3,630	(1,265)	-35%
Total Lease Operating expenses	113,878	196,951	(83,073)	-42%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	28,655	56,889	(28,234)	-50%

BAD DEBT EXPENSE
Bad debt expense	—	—	—	100%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$6,998	$36,604	$(29,604)	-81%
Employee and officer expenses	52,446	39,970	12,476	31%
Other general and administrative	85,634	26,469	59,165	224%
Total General and Administrative expenses	145,078	103,043	42,035	41%

TOTAL OPERATING EXPENSES	287,610	356,883	(69,273)	-19%

For the three months ended June 30, 2014 we incurred well operating expenses of $110,346, an increase of $9,638 or 10% compared to the three months ended June 30, 2013, as a result of Company conducting incurring higher extraction costs on its wells during 2014.

During the three months ended June 30, 2014 compared to the three months ended June 30, 2013, our depreciation, depletion, amortization, and accretion expenses decreased by $28,234, or 50%. These expenses decreased largely due to lower depletion expense based on revised well life and production estimates from December 31, 2013.

The increase in general and administrative expenses of $42,034 or 41% during the three months ended June 30, 2014, compared to the prior period, was largely due to an increase in officer compensation and other general and administrative expenses.

Net Operating Loss.  For the three months ended June 30, 2014, our total net operating loss was $114,413 as compared to a net operating loss of $108,568 for the three months ended June 30, 2013, an increase of $5,845 or 5% from the prior period. Our net operating loss remained largely the same due to the offsetting decrease in both revenue and operating expenses.

Other Income (Expense).   For the three months ended June 30, 2014, we incurred interest expense of $74,804 associated with the amortization of debt discount related to the conversion features on our convertible notes, compared to interest expense of $63,688 for the three months ended June 30, 2013, relating to our outstanding convertible promissory notes. We recorded a gain on embedded derivatives of $40,661 for the three months ended June 30, 2014 compared to a gain on embedded derivatives of $42,382 for the three months ended June 30, 2013. We also reversed a $102,810 penalty due to default on a convertible note for the three months ended June 30, 2014, compared to no penalties recognized or reversed for the three months ended June 30, 2013.

Net Loss.    For the three months ended June 30, 2014, our net loss was $35,747 as compared to a net loss of $129,874 for the three months ended June 30, 2013, an improvement of $94,127 or 72% from the prior period. The decrease in net loss for the current quarter was largely due to the reversal of the Asher penalty described above.

Results of Operations for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013

Revenues.  We had total revenues of $310,382 for the six months ended June 30, 2014, which were generated from oil and gas sales of $305,282 and well operating revenues of $5,100.  This was a $74,329 decrease from total revenues of $384,711 for the six months ended June 30, 2013, which were generated from oil and gas sales of $272,412 and well operation revenues of $16,200. Barrels of oil per day produced (BOPD) decreased to an average of 19.29 BOPD from 22.07 BOPD for the six months ended June 30, 2013.

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

The following table sets forth the revenue and production data for the six months ended June 30, 2014 and 2013.

	SIX MONTHS	SIX MONTHS
	ENDED JUNE 30,	ENDED JUNE 30,	INCREASE	% INCREASE
	2014	2013	(DECREASE)	(DECREASE)
REVENUES
Oil and Gas Revenues	$305,282	$368,511	$(63,229)	-17%
Administrative revenues	5,100	16,200	(11,100)	-69%
Total Revenues	310,382	384,711	(74,329)	-19%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	3,472	3,972	(500)	-13%
Barrels of Oil Equivalent per day	19.29	22.07	(3)	-13%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$87.91	$92.78	$(5)	-5%

Operating Expenses.  For the six months ended June 30, 2014, our total operating expenses were $716,836, which consisted of lease operating expenses of $253,136, accretion expense of $6,186, depletion expense of $45,542, bad debt expense of $12,660 and general and administrative expenses of $399,312.  By comparison, for the six months ended June 30, 2013, our total operating expenses were $616,213, which consisted of lease operating expenses of $272,412, accretion expense of $2,000, depletion expense of $74,253, and general and administrative expenses of $267,548.

The following table sets forth information relating to our operating expenses for the six months ended June 30, 2014 and 2013.

	SIX MONTHS	SIX MONTHS
	ENDED JUNE 30,	ENDED JUNE 30,	INCREASE	% INCREASE
	2014	2013	(DECREASE)	(DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$246,070	$151,894	$94,176	62%
Workover expenses	1,946	115,926	(113,980)	-98%
Legal, title and administrative well expenses	5,120	4,592	528	11%
Total Lease Operating expenses	253,136	272,412	(19,274)	-7%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	51,728	76,253	(24,525)	-32%

BAD DEBT EXPENSE
Bad debt expense	12,660	—	12,660	100%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$45,590	$143,911	$(98,321)	-68%
Employee and officer expenses	204,998	73,506	131,492	179%
Other general and administrative	148,722	50,131	98,591	197%
Total General and Administrative expenses	399,312	267,548	131,764	49%

TOTAL OPERATING EXPENSES	716,836	616,213	100,623	16%

For the six months ended June 30, 2014, we incurred well operating expenses of $253,136, a decrease of $19,276 or 7% compared to the six months ended June 30, 2013. The decrease was driven by fewer workovers in 2014, offset by the Company incurring higher extraction costs on its wells during 2014.

During the six months ended June 30, 2014 compared to the six months ended June 30, 2013, our depreciation, depletion, amortization, and accretion expenses decreased by $24,525, or 32%. These expenses increased largely due to lower depletion expense based on revised well life and production estimates from December 31, 2013.

The increase in general and administrative expenses of $131,764 or 49% during the six months ended June 30, 2014, compared to the prior period, was largely due to an increase in officer compensation and other general and administrative expenses.

Net Operating Loss.  For the six months ended June 30, 2014, our total net operating loss was $406,454 as compared to a net operating loss of $231,502 for the six months ended June 30, 2013, an increase of $174,952 or 76% from the prior period. Our net operating loss increased over the prior period due to higher costs of oil and gas extraction on the Company’s wells.

Other Income (Expense).   For the six months ended June 30, 2014, we incurred interest expense of $189,540 associated with the amortization of debt discount related to the conversion features on our convertible notes, compared to interest expense of $80,940 for the six months ended June 30, 2013, relating to our outstanding convertible promissory notes. We recorded a gain on embedded derivatives of $126,397 for the six months ended June 30, 2014 compared to a gain on embedded derivatives of $66,902 for the six months ended June 30, 2013.

Net Loss.    For the six months ended June 30, 2014, our net loss was $459,597 as compared to a net loss of $245,540 for the six months ended June 30, 2013, an increase of $214,057 or 87% from the prior period. Net loss for the current quarter was largely due to a decrease in revenue and an increase in interest expense and general and administrative expenses.

Liquidity and Capital Resources.  During the six months ended June 30, 2014, we used $608,151 in operations, largely due to our net loss for the period and a decrease in accounts payable and accrued expenses. We received proceeds from investing activities of $400,000 from the sale of a working interest in an oil and gas property, and we had no cash provided by or used in financing activities during the six months ended June 30, 2014. We did not obtain new financing during the six months ended June 30, 2014; however, see a discussion of our outstanding notes payable below.

Convertible Promissory Note – January 31, 2013

On January 31, 2013, we entered into a convertible promissory note (“Note”) with JMJ Financial (“JMJ”) pursuant to which JMJ agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Note. The second installment of $25,000 was delivered in April 2013. The Note matures on January 31, 2014, or upon default, whichever is earlier, and bears interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a discount of $55,000 to the Note payable on issuance of the first installment. The Company also recorded a discount of $25,000 to the Note payable on issuance of the second installment. As of June 30, 2014, there was $14,783 in outstanding principal and $18,333 in outstanding original interest discount (OID) on this Note.

On January 7, 2014, JMJ exercised a portion of the conversion rights of the note for 2,800,000 shares of common respectively at a stock price of $0.0011 for a total of $6,380 principal converted. Later in January 2014, JMJ submitted another conversion request under its Note; however, the Company was unable to comply with this request due to insufficient authorized shares of common stock. The lack of authorized shares constituted a default pursuant to the Note. The Company promptly notified JMJ of its inability to honor the conversion request. Subsequently, the Company amended its Articles of Incorporation to increase the authorized common shares of the Company to 750,000,000 shares, effective June 3, 2014. JMJ has not expressed an intention to assert the remedies set forth in the Note at this time.

On June 9, 2014, JMJ exercised a portion of the conversion rights of the note for 3,000,000 shares of common stock at a price of $0.0011 for a total of $3,300 principal converted.

On June 27, 2014, JMJ exercised a portion of the conversion rights of the note for 4,600,000 shares of common stock at a price of $0.00115 for a total of $5,290 principal converted.

Convertible Note – February 19, 2013

On February 19, 2013, we entered into a Note with Asher Enterprises, Inc. (“Asher”) pursuant to which Asher lent $103,500 to us in a single installment (minus fees of $3,500). Principal and interest outstanding under the Note can be converted into common stock of the Company at a price equal to 60% of the average lowest trading price per share during the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, was not priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

On January 2, 2014, Asher exercised a portion of the conversion rights of the note for 2,235,294 shares of common respectively at a stock price of $0.0017, for a total of $3,800 accrued interest converted.

As of December 31, 2013, the principal on this note had been fully converted. Upon conversion of the final accrued interest of $3,800 in the first quarter of 2014 described above, the obligations relating to the Note were fully satisfied.

Convertible Note – April 22, 2013

On April 22, 2013, we entered into another Note with Asher pursuant to which Asher lent $63,000 (minus fees of $3,000) to us in a single installment with a conversion price equal to 60% of the average lowest trading price per share during 5 of the previous 10 trading days.

On January 7, 2014, Asher converted $5,240 of principal of the Note into 2,757,895 shares of common stock. On January 13, 2014, Asher converted $4,950 of principal of the Note into 2,750,000 shares of common stock.

On June 4, 2014, Asher converted $4,690 of principal of the Note into 2,758,824 shares of common stock.

On June 16, 2014, Asher converted $12,150 of principal of the Note into 4,860,000 shares of common stock.

On June 24, 2014, Asher converted $7,750 of principal of the Note into 4,843,750 shares of common stock.

On September 23, 2013, Asher lent us an additional $50,000 in a single installment (minus fees of $3,000) under the same terms as the previous installment made April 22, 2013.

As of June 30, 2014, there was $106,593 in outstanding principal and interest on these Notes.

In January 2014, Asher submitted a conversion request under one of its Notes; however, the Company did not have sufficient shares of authorized common stock to honor the conversion request. Asher issued us a notice of default; however, Asher immediately waived the default provided that we began the process to increase our number of authorized shares. Asher later reissued the notice of default to us due to our delay in commencing the increase process. Therefore, we have recognized a liability and a loss of $102,810 as of June 30, 2014, which represents the additional amount due under the Notes in the event of default. Subsequently, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company to 750,000,000, effective June 3, 2014. We have received confirmation from Asher’s legal counsel that the penalty was waived, and as such we de-recognized the penalty liability as of June 30, 2014.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2014, JMJ exercised a portion of the conversion rights of the note for 2,800,000 shares of common respectively at a stock price of $0.0011 for a total of $6,380 principal converted.

On June 9, 2014, JMJ exercised a portion of the conversion rights of the note for 3,000,000 shares of common stock at a price of $0.0011 for a total of $3,300 principal converted.

On June 27, 2014, JMJ exercised a portion of the conversion rights of the note for 4,600,000 shares of common stock at a price of $0.00115 for a total of $5,290 principal converted.

On January 7, 2014, Asher converted $5,240 of principal of the Note into 2,757,895 shares of common stock. On January 13, 2014, Asher converted $4,950 of principal of the Note into 2,750,000 shares of common stock.

On June 4, 2014, Asher converted $4,690 of principal of the Note into 2,758,824 shares of common stock.

On June 16, 2014, Asher converted $12,150 of principal of the Note into 4,860,000 shares of common stock.

On June 24, 2014, Asher converted $7,750 of principal of the Note into 4,843,750 shares of common stock.

On September 23, 2013, Asher lent us an additional $50,000 in a single installment (minus fees of $3,000) under the same terms as the previous installment made April 22, 2013.

Item 3. Defaults upon Senior Securities.

In January 2014, JMJ submitted another conversion request under its Note; however, the Company was unable to comply with this request due to insufficient authorized shares of common stock. The lack of authorized shares constituted a default pursuant to the Note. The Company promptly notified JMJ of its inability to honor the conversion request. Subsequently, the Company amended its Articles of Incorporation to increase the authorized common shares of the Company to 750,000,000 shares, effective June 3, 2014. JMJ has not expressed an intention to assert the remedies set forth in the Note at this time.

In January 2014, Asher submitted a conversion request under one of its Notes; however, the Company did not have sufficient shares of authorized common stock to honor the conversion request. Asher issued us a notice of default; however, Asher immediately waived the default provided that we began the process to increase our number of authorized shares. Asher later reissued the notice of default to us due to our delay in commencing the increase process. Therefore, we have recognized a liability and a loss of $102,810 as of June 30, 2014, which represents the additional amount due under the Notes in the event of default. Subsequently, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company to 750,000,000, effective June 3, 2014. We have received confirmation from Asher’s legal counsel that the penalty was waived, and as such we de-recognized the penalty liability as of June 30, 2014.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010 (1)
2.2	Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp. (1)
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective June 2, 2014 (incorporated by reference to the Company’s Schedule 14C filed on May 6, 2014)
3.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 14, 2012)
3.3	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)
3.4	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005)
3.5	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009
3.6	Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K, as amended, filed January 21, 2011)
3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp. (1)
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (1)
3.9	Form of Note and Warrant Purchase Agreement (1)
3.10	Form of Senior Secured Convertible Promissory Note (1)
3.11	Form of Warrant (1)
3.12	Form of Security Agreement (1)
3.13	Form of Note and Warrant Purchase Agreement (3)
3.14	Form of Convertible Promissory Note (3)
3.15	Form of Warrant (3)
10.1	$400,000 Promissory Note – JMJ Financial (January 31, 2013) (6)
10.2	Securities Purchase Agreement – Asher Enterprises, Inc. (February 19, 2013) (6)
10.3	$103,500 Convertible Promissory Note – Asher Enterprises, Inc. (February 19, 2013) (6)
21	List of Subsidiaries (7)
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (8)
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
18

101.ins*	XBRL Instance Document (8)
101.sch*	XBRL Taxonomy Schema Document (8)
101.cal*	XBRL Taxonomy Calculation Linkbase Document (8)
101.lab*	XBRL Taxonomy Label Linkbase Document (8)
101.pre*	XBRL Taxonomy Presentation Linkbase Document (8)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2011.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2011.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 5, 2011.
(6)	Incorporated by reference as to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 7, 2013.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 16, 2014.
(8)	Filed herewith.
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: August 19, 2014	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive Officer and Principal Financial Officer)
20