Form 10-Q
period 2014-09-30
United American Petroleum Corp.
filed 2014-11-19
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended September 30, 2014

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

As of November 18, 2014, there were 293,011,261 shares of the issuer’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED AMERICAN PETROLEUM, CORP.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSET
Cash	$357,642	$557,298
Accounts receivable, net of allowance for uncollectible accounts	108,143	119,052
Related party receivables	97,493	99,536
Total current assets	563,278	775,886

Oil and gas properties (full cost method):
Evaluated, net of accumulated depletion of $308,882 and $236,614 as of September 30, 2014 and December 31, 2013, respectively	371,528	1,139,435

TOTAL ASSETS	934,806	1,915,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	1,067,435	1,150,116
Convertible note payable, net of debt discount of $0 and $26,758 as of September 30, 2014 and December 31, 2013, respectively	15,561	131,027
Embedded derivative liability	42,369	139,508
Deferred gain on sale of assets	7,500	17,500
Other payable	144,417	582,278
Total current liabilities	1,277,282	2,020,429

Asset retirement obligation	118,786	112,727
TOTAL LIABILITIES	1,396,068	2,133,156

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 750,000,000 shares authorized, 260,251,261 shares issued and outstanding as of September 30, 2014 and 86,875,192 shares issued and outstanding at December 31, 2013	260,251	86,876
Additional paid-in capital	8,479,071	8,301,499
Accumulated deficit	(9,200,585)	(8,606,211)
Total stockholders’ deficit	(461,262)	(217,835)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$934,806	$1,915,321

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM, CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013

REVENUE
Oil and Gas sales	$177,057	$106,634	$482,339	$475,145
Operator Income	11,311	5,250	16,411	21,450
TOTAL REVENUE	188,368	111,884	498,750	496,595

OPERATING EXPENSES
Lease operating expenses	42,274	82,517	295,410	354,930
Bad debt expense	—	—	12,660	—
Accretion expense	3,000	1,000	9,186	3,000
Depletion expense	26,725	14,769	72,268	89,022
General and administrative	163,564	156,045	562,876	423,591
TOTAL OPERATING EXPENSES	235,563	254,331	952,400	870,543

NET LOSS BEFORE OTHER EXPENSE	(47,195)	(142,447)	(453,650)	(373,948)

OTHER INCOME (EXPENSE)
Interest expense	(10,019)	(193,956)	(189,559)	(274,894)
Gain (loss) on embedded derivatives	(29,874)	29,186	96,523	96,088
Loss on convertible note conversion	(47,688)	—	(47,688)	—
Total other income (expense)	(87,581)	(164,770)	(140,724)	(178,806)

NET LOSS	$(134,776)	$(307,217)	$(594,374)	$(552,754)

LOSS PER SHARE - BASIC AND DILUTED	(0.00)	(0.01)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	181,276,760	51,010,765	126,198,617	50,339,543

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(594,374)	$(552,754)

Adjustments to reconcile net loss to net cash provided used in operating activities:
Bad debt expense	12,660	—
Accretion expense	9,186	3,000
Depletion expense	72,268	89,022
Amortization of debt discount and non-cash interest expense	179,566	274,894
Gain on embedded derivatives	(96,523)	(96,088)
Loss on convertible note conversion	47,688	—
Reduction in full cost pool due to operator income from owned wells	138,986	—

Change in assets and liabilities:
Accounts receivable	(1,751)	(126,201)
Related party receivable	2,043	(10,575)
Accounts payable and accrued expenses	(417,588)	74,221
Other payable	(1,817)	116,516
Net provided by (used in) operating activities	(649,656)	(227,965)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	450,000	—
Net cash provided by investing activities	450,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	279,448
Net cash provided by financing activities	—	279,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(199,656)	51,483

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,298	572,784

CASH AND CASH EQUIVALENTS - END OF PERIOD	$357,642	$624,267

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NON CASH TRANSACTIONS:
Asset retirement liability retired	$3,127	$17,449
Discount from derivatives	$152,810	$210,250
Conversion of principal and interest to common shares	$201,533	$117,656
Reclassification of derivative liability	$153,426	$197,821
Settlement of derivative liabilities to additional paid-in capital	$—	$70,000
Settlement of legal expenses through exchange of property	$93,525	$—

The accompanying notes are an integral part of these unaudited financial statements.

UNITED AMERICAN PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

United American Petroleum Corp. (“United”) is incorporated under the laws of the state of Nevada.  United’s principal business is the acquisition and management of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.	Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Our officers and directors are also the directors and shareholders of a related party company that previously owned working interests in several of our oil and gas interests. As of September 30, 2014 the Company had a receivable in the amount of $97,493 due from this related party, with working interest amounts payable. This represents a $2,043 decrease from an amount of $99,536 as of December 31, 2013.

4.	Convertible Notes and Detached Warrants

The following table summarizes the changes in our convertible notes as of September 30, 2014:

Convertible notes payable	Face value	Debt discount	Convertible notes payable, net
Balance as of December 31, 2013	$157,785	(26,758)	131,027

Additions due to new convertible debt	—	—	—

Debt discount additions	—	(152,810)	(152,810)

Debt discount amortization	—	179,568	179,568

Conversions of convertible debt (principal) into common shares	(142,224)	—	(142,224)

Balance as of September 30, 2014	$15,561	—	15,561

Convertible Promissory Note – January 31, 2013

On January 31, 2013, we entered into a convertible promissory note (“Note”) with JMJ Financial (“JMJ”) pursuant to which JMJ agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Note. The second installment of $25,000 was delivered in April 2013. The Note matures on January 31, 2014, or upon default, whichever is earlier, and bears interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a discount of $55,000 to the Note payable on issuance of the first installment. The Company also recorded a discount of $25,000 to the Note payable on issuance of the second installment. As of September 30, 2014 there was $14,783 in outstanding principal and $18,333 in outstanding original interest discount (OID) on this Note.

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

During the quarter ended September 30, 2014, JMJ exercised a portion of the conversion rights of the note for 34,900,000 shares of common respectively at a stock price of $0.0005 for a total of $17,555 principal converted.

As of September 30, 2014, there was $23,667 in outstanding principal and interest on these Notes.

Convertible Note – February 19, 2013

On February 19, 2013, we entered into a Note with Asher Enterprises, Inc. (“Asher”) pursuant to which Asher lent $103,500 to us in a single installment (minus fees of $3,500 paid to the Company’s securities counsel). Principal and interest outstanding under the Note can be converted into common stock of the Company at a price equal to 60% of the average lowest trading price per share during the previous 10 trading days. The embedded conversion option cannot be exercised until 180 days from the date of the note and as such, was not priced until exercisable. The total number of conversion shares is calculated by dividing the amount of the notes by the conversion price.

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

In January 2014, Asher submitted a conversion request under one of its Notes; however, the Company did not have sufficient shares of authorized common stock to honor the conversion request. Asher issued us a notice of default; however, Asher immediately waived the default provided that we began the process to increase our number of authorized shares. Asher later reissued the notice of default to us due to our delay in commencing the increase process. Therefore, we initially recognized a liability and a loss of $102,810 in the first quarter of 2014, which represented the additional amount due under the Notes in the event of default. Subsequently, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company to 750,000,000, effective June 3, 2014. In the second quarter of 2014 we received confirmation from Asher’s legal counsel that the penalty was waived in Q2and as such we de-recognized the penalty liability as of June 30, 2014. Due to the reversal of the penalty in Q2 2014, there is zero net impact to the three months and nine months ended September 30, 2014.

On June 4, 2014, Asher converted $4,690 of principal of the Note into 2,758,824 shares of common stock.

On June 16, 2014, Asher converted $12,150 of principal of the Note into 4,860,000 shares of common stock.

On June 24, 2014, Asher converted $7,750 of principal of the Note into 4,843,750 shares of common stock.

During the quarter ended September 30, 2014, Asher exercised all of the conversion rights of the notes for 107,870,304 shares of common respectively at a stock price of $0.00073 for a total of $82,713 principal and accrued interest converted.

As of September 30, 2014, the principal on this note had been fully converted and the obligations relating to the note were fully satisfied.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liability (as of September 30, 2014)	—	—	—	42,369

During 2013, the Company issued debt instruments that were convertible into common stock at a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. As a result, the Company measured its outstanding warrants on September 30, 2014 at fair value and re-classified these amounts from additional paid-in capital to derivative liabilities.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance December 31, 2013	$139,508

Additions due to new convertible debt	152,810

Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(153,426)

Mark to market of debt derivative	(96,523)

Debt derivative as of September 30, 2014	$42,369

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 158%-398%, risk free rate of 0.01-0.07% and an expected term of 0 years to .75 year.

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

To account for the sale, we applied the two step process required by the full cost rules. First we calculated the impact of the sale of the working interest on the Company’s depletion rate, determining that the resulting change was not significant (less than 10%). Therefore, step two of the process (calculate loss or gain on sale) was not applicable, and we recognized the $50,000 proceeds as a direct reduction to the full cost pool.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2014, together with notes thereto, which are included in this Quarterly Report.

Recent Events. On July 7, 2014, we assigned our interest in the Crouch, Lane Heady, Shillingburg, Duvalle 1&2 and RP Wilson well leases to DMV Pipeline LLC. We received $50,000 as consideration for the assignment of interest.

Results of operations for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013

Revenues.  We had total revenues of $188,368 for the three months ended September 30, 2014, which were generated from oil and gas sales of $177,057 and well operating revenues of $11,311.  This was a $76,484 increase from total revenues of $111,884 for the three months ended September 30, 2013, which were generated from oil and gas sales of $106,634 and well operation revenues of $5,250. Barrels of oil per day produced (BOPD) increased to an average of 22.12 BOPD from 12.01 BOPD for the three months ended September 30, 2013.

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

The following table sets forth the revenue and production data for the three months ended September 30, 2014 and 2013.

	THREE MONTHS ENDED SEPTEMBER 30, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$177,057	$106,634	$70,423	66%
Administrative revenues	11,311	5,250	6,061	115%
Total Revenues	188,368	111,884	76,484	68%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	1,991	1,081	910	84%
Barrels of Oil Equivalent per day	22.12	12.01	5	42%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$88.93	$98.65	$(10)	-10%

Operating Expenses. For the three months ended September 30, 2014, our total operating expenses were $235,563, which consisted of lease operating expenses of $42,274, accretion expense of $3,000, depletion expense of $26,725 and general and administrative expenses of $163,564.  By comparison, for the three months ended September 30, 2013, our total operating expenses were $254,331, which consisted of lease operating expenses of $82,517, accretion expense of $1,000, depletion expense of $14,769, and general and administrative expenses of $156,045.

The following table sets forth information relating to our operating expenses for the three months ended September 30, 2014 and 2013.

	THREE MONTHS ENDED SEPTEMBER 30, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013	INCREASE (DECREASE)	% INCREASE (DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$28,868	$62,480	$(33,612)	-54%
Workover expenses	3,021	13,071	(10,050)	-77%
Legal, title and administrative well expenses	10,385	6,966	3,419	49%
Total Lease Operating expenses	42,274	82,517	(40,243)	-49%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	29,725	15,769	13,956	89%

BAD DEBT EXPENSE
Bad debt expense	—	—	—	0%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$5,276	$65,647	$(60,371)	-92%
Employee and officer expenses	35,000	27,126	7,874	29%
Other general and administrative	123,288	63,272	60,016	95%
Total General and Administrative expenses	163,564	156,045	7,519	5%

TOTAL OPERATING EXPENSES	235,563	254,331	(18,768)	-7%

For the three months ended September 30, 2014 we incurred lease operating expenses of $42,274, a decrease of $40,243 or 49% compared to the three months ended September 30, 2013, as a result of Company incurring lower operating expenses during 2014.

During the three months ended September 30, 2014 compared to the three months ended September 30, 2013, our depreciation, depletion, amortization, and accretion expenses increased by $11,956, or 81%. These expenses increased largely due to higher depletion expense based on revised well life and production estimates from December 31, 2013.

The increase in general and administrative expenses of $7,519 or 5% during the three months ended September 30, 2014, compared to the prior period, was largely due to an increase in officer compensation and other general and administrative expenses.

Net Operating Loss. For the three months ended September 30, 2014, our total net operating loss was $41,195 as compared to a net operating loss of $142,447 for the three months ended September 30, 2013, an improvement of $95,252 or 67% from the prior period.

Other Income (Expense). For the three months ended September 30, 2014, we incurred interest expense of $10,019 associated with the amortization of debt discount related to the conversion features on our convertible notes, compared to interest expense of $193,956 for the three months ended September 30, 2013, relating to our outstanding convertible promissory notes. We recorded a loss on embedded derivatives of $29,874 for the three months ended September 30, 2014 compared to a gain on embedded derivatives of $29,186 for the three months ended September 30, 2013. We also recorded a loss on conversion of convertible notes of $47,688 for the three months ended September 30, 2014 due to conversion prices that were below par value of our common stock.

Net Loss. For the three months ended September 30, 2014, our net loss was $134,776 as compared to a net loss of $307,217 for the three months ended September 30, 2013, an improvement of $172,441 or 56% from the prior period. The decrease in net loss for the current quarter was largely due to higher revenues and lower interest expense for the quarter ended September 30, 2014.

Results of operations for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013

Revenues.  We had total revenues of $498,750 for the nine months ended September 30, 2014, which were generated from oil and gas sales of $482,339 and well operating revenues of $16,411.  This was a $2,155 increase from total revenues of $496,595 for the nine months ended September 30, 2013, which were generated from oil and gas sales of $475,145 and well operation revenues of $21,450. Barrels of oil per day produced (BOPD) increased to an average of 19.83 BOPD from 18.71 BOPD for the nine months ended September 30, 2013.

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

The following table sets forth the revenue and production data for the nine months ended September 30, 2014 and 2013.

	NINE MONTHS ENDED SEPTEMBER 30, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$482,339	$475,145	$7,194	2%
Administrative revenues	16,411	21,450	(5,039)	-23%
Total Revenues	498,750	496,595	2,155	0%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	5,355	5,053	302	6%
Barrels of Oil Equivalent per day	19.83	18.71	2	9%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$90.07	$94.03	$(4)	-4%

Operating Expenses. For the nine months ended September 30, 2014, our total operating expenses were $952,400, which consisted of lease operating expenses of $295,410, accretion expense of $9,186, depletion expense of $72,267, bad debt expense of $12,660 and general and administrative expenses of $562,876.  By comparison, for the nine months ended September 30, 2013, our total operating expenses were $870,543, which consisted of lease operating expenses of $354,930, accretion expense of $3,000, depletion expense of $89,022, and general and administrative expenses of $423,591.

The following table sets forth information relating to our operating expenses for the nine months ended September 30, 2014 and 2013.

	NINE MONTHS ENDED SEPTEMBER 30, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	INCREASE (DECREASE)	% INCREASE (DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$274,938	$214,650	$60,288	28%
Workover expenses	4,967	129,081	(124,114)	-96%
Legal, title and administrative well expenses	15,505	11,199	4,306	38%
Total Lease Operating expenses	295,410	354,930	(59,520)	-17%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	81,454	92,022	(10,568)	-11%

BAD DEBT EXPENSE
Bad debt expense	12,660	—	12,660	100%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$61,916	$209,558	$(147,642)	-70%
Employee and officer expenses	159,762	100,632	59,130	59%
Other general and administrative	341,198	113,401	227,797	201%
Total General and Administrative expenses	562,876	423,591	139,285	33%

TOTAL OPERATING EXPENSES	952,400	870,543	81,857	9%

For the nine months ended September 30, 2014, we incurred lease operating expenses of $295,410, a decrease of $59,520 or 17% compared to the nine months ended September 30, 2013. The decrease was driven by fewer workovers in 2014, offset by the Company incurring higher extraction costs on its wells during 2014.

During the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, our depreciation, depletion, amortization, and accretion expenses decreased by $10,568, or 11%. These expenses increased largely due to lower depletion expense based on revised well life and production estimates from December 31, 2013.

The increase in general and administrative expenses of $81,857 or 9% during the nine months ended September 30, 2014, compared to the prior period, was largely due to an increase in officer compensation and other general and administrative expenses.

Net Operating Loss. For the nine months ended September 30, 2014, our total net operating loss was $453,650 as compared to a net operating loss of $373,948 for the nine months ended September 30, 2013, an increase of $79,702 or 21% from the prior period. Our net operating loss increased over the prior period due to higher costs of oil and gas extraction on the Company’s wells.

Other Income (Expense). For the nine months ended September 30, 2014, we incurred interest expense of $189,559 associated with the amortization of debt discount related to the conversion features on our convertible notes, compared to interest expense of $274,894 for the nine months ended September 30, 2013, relating to our outstanding convertible promissory notes. We recorded a gain on embedded derivatives of $96,523 for the nine months ended September 30, 2014 compared to a gain on embedded derivatives of $96,088 for the nine months ended September 30, 2013.

Net Loss. For the nine months ended September 30, 2014, our net loss was $594,374 as compared to a net loss of $552,754 for the nine months ended September 30, 2013, a decrease of $41,620 or 7.5% from the prior period. Net loss for the current period was largely due to an increase in operating expenses partially offset by a decrease in interest expense.

Liquidity and Capital Resources. During the nine months ended September 30, 2014, we used $649,656 in operations, largely due to our net loss for the period and a decrease in other payable. We received proceeds from investing activities of $450,000 from the sale of a working interest in an oil and gas property, and we had no cash provided by or used in financing activities during the nine months ended September 30, 2014. The Company had outstanding convertible promissory notes during the period, and most of the remaining principal and accrued interest on these notes were converted to common shares. We did not obtain new financing during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of September 30, 2014.

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

During the quarter ended September 30, 2014, JMJ converted $17,555 of its Note into 34,900,000 shares of common stock at an average price of $0.0005 per share.

During the quarter ended September 30, 2014, Asher converted the total amount outstanding under its Note ($82,713 in principal and accrued interest) into 107,870,304 shares of common stock at an average price of $0.00073 per share.

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
18

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

United American Petroleum Corp., a Nevada corporation

Date: November 19, 2014	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive Officer and Principal Financial Officer)

20