Form 10-K
period 2014-12-31
United American Petroleum Corp.
filed 2015-04-16
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $283,922.

As of April 8, 2015, there were 321,867,911 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

For fiscal years 2014 and 2013, we had revenue of $621,548 and $736,613 and a net loss of $836,234 and $1,349,568, respectively. We cannot guarantee that our future operations will result in net income. We may not be able to operate profitability on a quarterly or annual basis in the future and we will likely continue to have net losses for the foreseeable future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

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

If the price per share of our common stock at the time of conversion of our convertible promissory notes, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of December 31, 2014, we had warrants to purchase up to 2,800,000 shares of our common stock at an exercise price of $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 2. Properties.

Our Facilities. As of December 31, 2014, we maintain our corporate offices for approximately $200 per month on a month to month basis. We also maintain our operational offices of approximately 1,600 square feet for $1,500 per month on a month to month basis. We believe our current office space and facilities are sufficient to meet our current and future needs.

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

The Lozano Interest. We own a 100% working interest and operating interest in the Hector Lozano Tract, which is located on approximately 110 acres, located in Frio County, Texas (“Lozano Tract”). The Lozano Tract is a producing asset with three wells with proven reserves. The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future. All three wells produced an average of 3.2 barrels of oil per day during 2014. Historically these wells have produced a total of 5-12 barrels of oil per day.

The Lozano Tract lies in the Western Gulf province, an area that covers 116,599 sq. mi., allowing extensive data on several hundred thousand oil and gas wells. So far, 2,518 significant oil and gas fields comprising 3,883 reservoirs have been discovered in the region.

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

The Welder Interest. We own a 59.61% working interest in the Welder Tract, which is located on approximately 550 acres, located in Duval County, Texas. The Welder Tract has 43 wells. The Welder Tract wells are currently producing an average of 8 barrels per day. In February 2014 we sold the acreage of the Welder Tract, but we maintain our interest in the well.

The Walker Smith Interests. We own a 10.43% working interest in the Walker Smith and Walker Smith #21D tracts and a 40.39% working interest in the Walker Smith #22D Tract (the “Walker Smith Interests”), which are located on approximately 275 acres, located in Wilbarger County, Texas. The Walker Smith wells did not produce economically significant quantities during 2014.

The Merrick Davis Interests. We own a 62.22% working interest in the Merrick Davis #16 and Merrick Davis #17 tracts and a 19.72% working interest in the Merrick Davis tract (hereinafter all three tracts will be referred to as “Merrick Davis Interests”), which are located on approximately 320 acres, located in Shackelford County, Texas. The Merrick Davis Interests have six wells producing an average of 0.6 barrels per day.

The Bailey, Rogers and Fohn Interests. We own a 65.00% working interest in the Baily, Rogers and Fahn tracts (the “BRF Interests”), which are located on approximately 1000 acres, located in Medina County, Texas. The wells are currently producing an average of 2.3 barrels per day.

The Gabriel and Rosser Interests. On January 28, 2011, we acquired certain oil and gas interests located in Bastrop County, Texas, (“Gabriel Interests”) from Gabriel Rosser, LP (“Gabriel”). The Gabriel Interests include Gabriel’s undivided 50.83% working interest and 39.14% revenue interest in the Gabriel 3, 4, 5, 9,

15, Rosser #2 and #4 and Koi #1 wells. At the time of our acquisition of the Gabriel Interests, all wells were not producing. The Gabriel Interests comprise over 400 acres, with approximately 10 wells that were shut in. As of the date of this report, Rosser 4 is producing about 2 barrels of oil per day. We are currently equipping Gabriel 3 to produce with pumping unit. Expecting it will have the same level of production as Rosser 4, 2 barrels of oil per day.

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

Company Reserve Estimates. Our proved reserve information as of December 31, 2014 and 2013 was estimated by Mire and Associates, Inc. (“Mire”), independent petroleum engineers. In accordance with SEC guidelines contained in Item 1202(a)(8) of SEC Regulation S-K and Mire’s estimates of future net revenues from our properties, the PV-10 and standardized measure thereof were determined to be economically producible under existing economic conditions. These guidelines require the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2014 through December 31, 2014, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at Mire are responsible for preparing the reserves estimates presented herein and ensuring that they meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Mire is an independent petroleum engineering firm specializing in the technical and financial evaluation of oil and gas assets. Mire’s report was prepared under the direction of Kurt Mire, principal consultant and owner of Mire. Mr. Mire earned a B.S. degree in Petroleum Engineering from the University of Louisiana at Lafayette and has more than 25 years of experience in production engineering, field operations and management, reservoir engineering, acquisitions and divestments. Mire and its employees have no interest in our Company or in our properties, were not employed by our Company on a contingent fee basis and were objective in determining our reserves.

Additional information regarding our oil and gas properties and reserve information can be found in Note 14 to the audited financial statements for the years ended December 31, 2014 and 2013, attached hereto.

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

	December 31, 2014				December 31, 2013
	Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States - Texas

Gross & Net Productive Wells	43	19	—	—	46	19	—	—

Gross & Net Developed Acreage	1,473	824	882	178	3,125	824	882	178
Gross & Net Undeveloped Acreage

Production. For the year ended December 31, 2014, we had production from our Lozano, Marcee, McKinney, and Gabriel Rosser leases located in nine Texas counties: Bastrop, Duval, Erath, Frio, Gonzalez, Medina, Navarro, Pecos and Shackleford. The Company produced approximately 8,907 barrels and 0 Mcf on a net basis.

Drilling Activity. During the fiscal year ended December 31, 2014, the Company drilled the surface casing on Gabriel 17. Currently the well is not completed. No drilling was performed during the year ended December 31, 2013.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Texas.

Item 3. Legal Proceedings.

None.

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

	High	Low
Fiscal Year 2014
First Quarter	$0.012	0.0025
Second Quarter	0.008	0.0023
Third Quarter	0.0029	0.0008
Fourth Quarter	0.0024	0.0004

	High	Low
Fiscal Year 2013
First Quarter	$0.15	$0.07
Second Quarter	0.14	0.07
Third Quarter	0.12	0.02
Fourth Quarter	0.04	0.0027
11

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

We also make our SEC reports available on our Web site at http://www.unitedamericanpetroleum.com.

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

During 2014, we issued the following shares to JMJ Financial pursuant to conversion requests under its Note:

Date	Shares	Price	Amount
1/7/2014	2,800,000	0.00228	$6,380
6/9/2014	3,000,000	0.00110	$3,300
6/27/2014	4,600,000	0.00115	$5,290
7/16/2014	4,800,000	0.00075	$3,600
7/29/2014	5,000,000	0.00055	$2,750
8/12/2014	5,300,000	0.00050	$2,650
8/27/2014	6,200,000	0.00045	$2,790
9/12/2014	6,500,000	0.00045	$2,925
9/22/2014	7,100,000	0.00040	$2,840
10/2/2014	7,900,000	0.00040	$3,160
10/13/2014	8,300,000	0.00035	$2,995
10/28/2014	8,250,000	0.00025	$2,062
11/11/2014	8,310,000	0.00020	$1,662
11/20/2014	14,600,000	0.00020	$2,920
12/1/2014	14,256,650	0.00020	$2,851
Total	106,916,650		$48,175

During 2014, we issued the following shares to Asher pursuant to conversion requests under its Convertible Note:

Date	Shares	Price	Amount
1/2/2014	2,235,294	0.0017	$3,800
1/7/2014	2,757,895	0.0019	$5,240
1/13/2014	2,750,000	0.0018	$4,950
6/4/2014	2,758,824	0.0017	$4,690
6/16/2014	4,860,000	0.0025	$12,150
6/24/2014	4,843,750	0.0016	$7,750
7/7/2014	5,630,000	0.0015	$8,445
7/14/2014	5,629,167	0.0012	$6,755
7/18/2014	5,631,818	0.0011	$6,195
7/23/2014	7,090,909	0.0010	$7,800
7/25/2014	5,526,596	0.0009	$5,195
7/25/2014	1,643,617	0.0000	$1,545
8/5/2014	7,173,611	0.0007	$5,165
8/7/2014	7,169,118	0.0007	$4,875
8/19/2014	7,169,231	0.0006	$4,660
8/26/2014	7,161,765	0.0007	$4,870
9/2/2014	7,171,875	0.0006	$4,590
9/8/2014	7,172,414	0.0006	$4,160
9/10/2014	7,172,414	0.0006	$4,160
9/16/2014	12,236,364	0.0005	$6,730
9/18/2014	12,235,849	0.0005	$6,485
9/22/2014	2,055,556	0.0000	$1,110
Total	128,076,067		$121,320

The sale of the Convertible Note did not involve a public offering and were made without general solicitation or general advertising. JMJ and Asher acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Neither the Convertible Note nor the underlying shares of common stock issuable upon the conversion thereof have been registered under the Securities Act. in reliance upon the exemption set forth in Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act.

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

As of December 31, 2014, there were no outstanding employee stock options.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2014, together with notes thereto, which are included in this Annual Report.

Results of operations for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013.

Revenues. We had total revenues of $621,548 for the twelve months ended December 31, 2014, which were generated from oil and gas sales of $563,622 and administrative revenue of $57,926. This was a $115,065 decrease from total revenues of $736,613 for the twelve months ended December 31, 2013, which were generated from oil and gas sales of $704,704 and administrative revenue of $31,909. Our oil and gas revenues decreased $141,082, a 25.03% decrease from the year before.

Our administrative revenues, as presented within this report for the years ended December 31, 2014 and 2013, are administrative fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for properties which the company owns no portion of for managing and accounting for the development and production of their oil and gas property interests. Administrative revenues increased during fiscal year 2014 from administrative revenues in fiscal year 2013 due to an increase in operation fees charged to well interest owners.

The following table sets forth the revenue and production data for the twelve months ended December 31, 2014 and 2013.

	TWELVE MONTHS	TWELVE MONTHS
	ENDED DECEMBER	ENDED DECEMBER	INCREASE	% INCREASE
	31, 2014	31, 2013	(DECREASE)	(DECREASE)
REVENUES
Oil and Gas Revenues	$563,622	$704,704	$(141,082)	-20%
Administrative revenues	57,926	31,909	26,017	82%
Total Revenues	621,548	736,613	(115,065)	-16%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	6,161	7,123	(962)	-14%
Barrels of Oil Equivalent per day	16.88	19.52	(5)	-27%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$91.48	$98.93	$(7)	-8%

During the twelve months ended December 31, 2014, we decreased our barrels of oil per day (BOPD) produced to an average of 16.88 BOPD from 19.52 BOPD for the twelve months ended December 31, 2013.

Operating Expenses. The following table sets forth information relating to our operating expenses for the twelve months ended December 31, 2014 and 2013.

	TWELVE MONTHS	TWELVE MONTHS
	ENDED DECEMBER	ENDED DECEMBER	INCREASE	% INCREASE
	31, 2014	31, 2013	(DECREASE)	(DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$372,998	$768,847	$(395,849)	-51%
Workover expenses	7,189	127,122	(119,933)	-94%
Legal, title and administrative well expenses	28,204	32,013	(3,805)	-12%
Total Lease Operating expenses	408,391	927,982	(515,582)	-56%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	109,178	112,239	(3,061)	-3%

BAD DEBT EXPENSE
Bad debt expense	67,977	226,986	(159,009)	100%

LEGAL SETTLEMENT LOSS
Legal settlement loss	—	93,526	(93,526)	100%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$305,394	$248,940	$56,457	23%
Employee and officer expenses	298,409	312,665	(14,256)	-5%
Other general and administrative	96,725	188,052	(91,327)	-49%
Total General and Administrative expenses	700,527	749,657	(49,130)	-7%

TOTAL OPERATING EXPENSES	1,286,073	2,110,390	(567,775)	-27%

For the twelve months ended December 31, 2014, our total operating expenses were $1,286,073, which consisted of lease operating expenses of $408,391, accretion expense of $63,334, depletion expense of $45,844, and general and administrative expenses of $700,527. By comparison, for the twelve months ended December 31, 2013, our total operating expenses were $2,110,390, which consisted of lease operating expenses of $927,982, accretion expense of $12,745, depletion expense of $99,494, legal settlement loss of $93,526 and general and administrative expenses of $749,657.

For the twelve months ended December 31, 2014, we incurred lease and well operating expenses of $372,994 compared to $768,847 for the twelve months ended December 31, 2013. This represents a decrease of $395,853 or 103.93% related to decrease in production activities on our properties and the related expenses to run those properties. During the twelve months ended December 31, 2014, we incurred workover expenses of $7,189 representing a 1,668.27% decrease from the prior period. The decrease in workover expenses were primarily related to an effort in 2013 to increase production that had short term results.

During the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2014, our depletion and accretion expenses decreased by $109,178, or 0.03% due to an increase in the estimated average life of the Company’s wells per the SEC reserve report, which lowered our depletion rate.

The decrease in general and administrative expenses of $49,130 or -7% during the twelve months ended December 31, 2014, compared to the prior year, was largely due to the $44,074 decrease in travel expenses, $15,769 decrease in payroll, offset by an increase of $66,871 in professional fees.

Net Operating Loss. For the twelve months ended December 31, 2014, our total net operating loss was $664,525 as compared to a net operating loss of $1,373,777 from the prior period, an improvement of $705,245 or 105.49% from the prior period. Our net operating loss decreased over the prior period, largely due to a significant decrease in Lease Operating Expenses from $927,982 for the year ended December 31, 2013 to $377,007 for the year ended December 31, 2014

Interest Expense. For the twelve months ended December 31, 2014 we had interest expense of $189,710 associated with the conversion of certain of our previously outstanding convertible promissory notes during the period, compared to interest expense of $296,930 for the twelve months ended December 31, 2013, relating to previously held outstanding convertible promissory notes.

Net Loss. For the twelve months ended December 31, 2014, our net loss was $836,234, as compared to a net loss of $1,349,568 for the twelve months ended December 31, 2013, an improvement of $580,702 or 75.53% from the prior period.

Liquidity and Capital Resources

During the twelve months ended December 31, 2014, we used $649,142 in operations, $450,000 in investing activities, and received $0 from financing activities.

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

The Company also provided JMJ Financial (a) piggy-back registration rights in connection with the shares issuable upon conversion of the Note (provided that if the Company does not register such shares in the next registration statement filing the Company makes with the Commission it is required to pay JMJ Financial a penalty of the greater of (i) 25% of the amount outstanding under the Note, and (ii) $25,000); and (b) adjustment rights in connection with the Note in the event the Company provides any other investor, or issues any other security with, more favorable terms than the Note. Upon the occurrence of an event of default under the Note, the Company is required to pay JMJ Financial the higher of (i) the amount owed under the Note divided by the applicable conversion price and multiplied by the volume weighted average price of the Company’s common stock on the date such amount is demanded in full; or (ii) 150% of the amount owed under the Note. Additionally, upon an event of default, all interest under the Note accrues at 18% per annum. The Note provides for customary events of default such as failing to timely make payments under the Note when due. As of December 31, 2014, all principal and accrued interest on the note was converted.

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

As of December 31, 2014, all principal and interest outstanding on the JMJ Financial and Asher Notes was paid.

As of December 31, 2014, we had a working capital deficit of $839,377 and an accumulated deficit of $9,442,446.

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

During fiscal year 2014, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) expected expenses related to the exploration and development of our properties; (iii) expected expenses related to repair and maintenance costs on wells that are currently producing and (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United American Petroleum Corp.

Austin, Texas

We have audited the accompanying consolidated balance sheets of United American Petroleum Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Petroleum Corp. and its subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2015

UNITED AMERICAN PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

		Prior Year
	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$358,156	$557,298
Accounts receivable, net	48,392	119,052
Related party receivables	41,513	99,536
Total current assets	448,061	775,886

Oil and gas properties (full cost method):	418,380	1,139,435
Total assets	$866,441	$1,915,321

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$780,890	$1,150,116
Convertible note payable, net of debt discount of _____ and $26,758	—	131,027
Embedded derivative liability	—	139,508
Deferred gain on sale of assets	7,500	17,500
Other payable	499,048	582,278
Total current liabilities	1,287,438	2,020,429

Asset retirement obligation	193,362	112,727
Total liabilities	1,480,800	2,133,156

Stockholders’ Deficit
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 86,875,192 shares issued and 86,875,192 and 50,339,542 shares outstanding, respectively	321,868	86,876
Additional paid-in capital	8,506,218	8,301,499
Accumulated deficit	(9,442,446)	(8,606,211)
Total stockholders’ deficit	(614,359)	(217,835)

Total liabilities and members’ equity	$866,441	$1,915,321

See accompanying notes to consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF DECEMBER 31, 2014 AND 2013

	Year Ended	Year Ended
	December, 31	December, 31
	2014	2013
Revenues
Oil and Gas Revenues	$563,622	$704,704
Administrative Revenues	57,926	31,909
Revenues, net of sales returns and allowances	621,548	736,613

Operating Expenses
Lease operating expenses	408,391	927,982
Bad debt expense	67,977	226,986
Accretion expense	63,334	12,745
Depletion expense	45,844	99,494
Share based compensation	—	50,760
Legal settlement loss	—	93,526
General and administrative	700,527	698,897
Total Operating Expenses	1,286,073	2,110,390

Net Loss Before Other Expenses	$(664,525)	$(1,373,777)

Other Income (Expense)
Interest expense	(189,711)	(358,060)
Gain (loss) on embedded derivatives	111,655	382,269
Loss on Conversion of Debt	(93,654)	—
Total other income (expense)	(171,709)	24,209

Net Loss	$(836,235)	$(1,349,568)

See accompanying notes to consolidated financial statements.

UNITED AMERICAN PETROLEUM CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2014 AND 2013

	Series B				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance - December 31, 2012	1,000	1	50,339,542	$50,339	$8,313,299	$(7,256,643)	$1,106,996

Common stock issued for conversion of debt and accrued interest	—	—	35,971,650	35,972	168,166	—	204,139

Reclassification of detachable warrants to additional paid-in capital	—	—	—	—	(447,128)	—	(447,128)

Reclassification of derivative liability to additional paid-in capital due to conversion of related notes payable	—	—	—	—	216,966	—	216,966

Shares issued for services	—	—	564,000	564	50,196	—	50,760

Net loss for the period	—	—	—	—	—	(1,349,568)	(1,349,568)

Balance - December 31, 2013	1,000	1	86,875,192	$86,875	$8,301,499	$(8,606,211)	$(217,835)

Common stock issued for conversion of debt and accrued interest	—	—	234,992,717	234,993	28,157	—	263,150

Reclassification of detachable warrants to derivative liability	—	—	—	—	—	—	—

Reclassification of detachable warrants to additional paid-in capital	—	—	—	—	—	—	—

Reclassification of derivative liability to additional paid-in capital due to conversion of related notes payable	—	—	—	—	176,562	—	176,562

Discount from derivative liabilities	—	—	—	—	—	—	—

Shares issued for services	—	—	—	—	—	—	—

Net loss for the period	—	—	—	—	—	(836,235)	(836,235)

Balance - December 31, 2014	1,000	1	321,867,909	$321,868	$8,506,218	$(9,442,446)	$(614,359)

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS OF DECEMBER 31, 2014 and 2013

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(836,235)	$(1,349,568)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	67,977	226,986
Accretion expense	63,334	12,745
Depletion expense	45,844	99,494
Share based compensation	—	50,760
Amortization of debt discount	179,566	296,930
(Gain) loss on embedded derivatives	(111,655)	(382,269)
Loss on convertible note conversion	93,654
Penalty on convertible note payable	—	51,750
Reduction in full cost pool due to operator income from owned wells	138,986	127,679
Legal settlement loss	—	93,526

Change in assets and liabilities:
Accounts receivable	2,683	(212,780)
Related party receivable	58,023	(86,340)
Other receivable	—	—
Accounts payable and accrued expenses	(351,598)	621,854
Deferred gain on sale of assets	—	17,500
Accrued interest	—	16,908
Other payable	279	130,339
Net cash used in operating activities	(649,142)	(284,486)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	450,000
ARO Liabilities/Assets incurred (non-cash)	—
Net cash used in investing activities	450,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	269,000
Net cash provided by financing activities	—	269,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(199,142)	(15,486)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	557,298	572,784

CASH AND CASH EQUIVALENTS - END OF PERIOD	$358,156	$557,298

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NON CASH TRANSACTIONS:
Change in asset retirement liability (new wells)	$—	$86,015
Change in asset retirement liability (change in estimate)	$17,302	$55,349
Discount from derivative liabilities	$152,810	$282,334
Discount to additional paid-in capital from relative fair value of warrants	$—	$13,196
Conversion of convertible notes payable	$263,150	$204,138
Conversion of accrued interest	$—	$—
Settlement of derivative liabilities to additional paid-in capital	$—	$216,966
Reclassification of detachable warrants to derivative liability	$176,562	$447,128
Settlement of legal expenses through exchange of property	$93,525	$—

The accompanying notes are an integral part of these financial statements.

UNITED AMERICAN PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013

1.	Nature of Operations and Basis of Presentation

Nature of Operations

We (“United American Petroleum Corp.” the “Company”, “we”, “us,” or “our”) are an exploration company engaged in the acquisition, exploration, development and production of oil and gas properties. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. Our primary focus is to develop our properties that have potential for near-term production. We also provide operational expertise for several third party well owners out of our operational base in Austin, Texas. We currently have proved reserves in the State of Texas.

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

Receivables and Allowance for Doubtful Accounts

The Company collects its receivables on its working interests in oil and gas properties from well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method, and we write off receivables after all means of collections have been exhausted and the potential for recovery is remote. The accumulated balance for allowance for uncollectible account were $267,790 and $199,813 for the periods ending December 31, 2014 and 2013, respectively. We recorded bad debt expense of $67,977 and $226,986 for the periods ended December 31, 2014 and 2013, respectively. We wrote off receivables of $0 and $27,173, for the periods ended December 31, 2014 and 2013, respectively.

Revenue Recognition- Oil and Gas

The Company recognizes oil and gas revenue from interests in producing wells using the “sales method.” Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. Our net imbalance position at December 31, 2014 and December 31, 2013, was immaterial.

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

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves. The cost of investments in unevaluated properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred. The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

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

As of December 31, 2014 and 2013, there were no outstanding employee stock options.

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

The Company has a working capital deficit at December 31, 2014 and negative operating cash flows since inception These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is working to secure additional financing through the sale of debt or equity instruments. The consolidated financial statements have been prepared as if the company is a going concern and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	Related Party Receivable

As of December 31, 2014, the Company had a related party receivable in the amount of $41,513 due from a Company with working interest amounts payable. This is a $58,023 decrease from an amount of $99,536 as of December 31, 2013. Our directors are also officers in this Company.

5.	Convertible Notes and Detached Warrants

Credit Facility – January 31, 2013

On January 31, 2013, we entered into a Note Purchase Agreement with an investor pursuant to which the investor agreed to lend the Company up to $400,000 in multiple installments in exchange for a senior secured convertible promissory note with a conversion price equal to 60% of the lowest trading price per share during the previous 25 trading days. The first installment of $55,000 was delivered less a fee of $5,000 on the date of the Purchase Agreement. The second installment of $25,000 was delivered in April 2013. The notes mature on January 31, 2014, or upon default, whichever is earlier and bear interest at an annual rate of 12%. As described in Note 5, the embedded conversion feature qualified for liability classification at fair value. As a result, the Company recorded a full discount of $55,000 to the note payable on issuance of the first installment, and a full discount of $25,000 to the note payable on issuance of the second installment. As of December 31, 2014, there was $0 in outstanding principal and outstanding original interest discount (OID) on this note.

Conversions

The holder of the convertible note exercised a portion of the conversion rights of the note in the following installments during the year ended December 31, 2014:

Date	Shares	Price	Amount
1/7/2014	2,800,000	0.00228	$6,380
6/9/2014	3,000,000	0.00110	$3,300
6/27/2014	4,600,000	0.00115	$5,290
7/16/2014	4,800,000	0.00075	$3,600
7/29/2014	5,000,000	0.00055	$2,750
8/12/2014	5,300,000	0.00050	$2,650
8/27/2014	6,200,000	0.00045	$2,790
9/12/2014	6,500,000	0.00045	$2,925
9/22/2014	7,100,000	0.00040	$2,840
10/2/2014	7,900,000	0.00040	$3,160
10/13/2014	8,300,000	0.00035	$2,995
10/28/2014	8,250,000	0.00025	$2,062
11/11/2014	8,310,000	0.00020	$1,662
11/20/2014	14,600,000	0.00020	$2,920
12/1/2014	14,256,650	0.00020	$2,851
Total	106,916,650		$48,175

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

In May of 2013, we did not comply with the timely filing requirement on this loan. Pursuant to the promissory note, a penalty of 50% of the outstanding principal amount equaling $51,750 was added to the balance of the note. This additional sum was be eligible for conversion at the same terms as the original principal balance.

The holder of the convertible note exercised a portion of the conversion rights of the note in the following installments during the year ended December 31, 2014. Note that the December 26, 2013 conversion of 200,000 shares was a conversion of accrued interest; all of the other conversions were on the principal amount.

Date	Shares	Price	Amount
1/2/2014	2,235,294	0.0017	$3,800
1/7/2014	2,757,895	0.0019	$5,240
1/13/2014	2,750,000	0.0018	$4,950
6/4/2014	2,758,824	0.0017	$4,690
6/16/2014	4,860,000	0.0025	$12,150
6/24/2014	4,843,750	0.0016	$7,750
7/7/2014	5,630,000	0.0015	$8,445
7/14/2014	5,629,167	0.0012	$6,755
7/18/2014	5,631,818	0.0011	$6,195
7/23/2014	7,090,909	0.0010	$7,800
7/25/2014	5,526,596	0.0009	$5,195
7/25/2014	1,643,617	0.0000	$1,545
8/5/2014	7,173,611	0.0007	$5,165
8/7/2014	7,169,118	0.0007	$4,875
8/19/2014	7,169,231	0.0006	$4,660
8/26/2014	7,161,765	0.0007	$4,870
9/2/2014	7,171,875	0.0006	$4,590
9/8/2014	7,172,414	0.0006	$4,160
9/10/2014	7,172,414	0.0006	$4,160
9/16/2014	12,236,364	0.0005	$6,730
9/18/2014	12,235,849	0.0005	$6,485
9/22/2014	2,055,556	0.0000	$1,110
Total	128,076,067		$121,320

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

On September 23, 2013, the investor lent an additional $50,000 in a single installment (minus fees of $3,000) under the same terms agreement and terms as the previous installment made April 22, 2013.

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

Warrant Summary

An overall summary of warrant activity for the period from December 31, 2013 through December 31, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2012	2,800,000	$1.00	3.61 years
Issued	—	—	—
Exercised	—	—	—
Outstanding December 31, 2013	2,800,000	$1.00	3.61 years
Issued	—	—	—
Exercised	—	—	—
Outstanding December 31, 2014	2,800,000	$1.00	1.76 years

Exercisable, December 31, 2014	2,800,000	$1.00	1.76 years
34

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon of its warrants as follows:

Warrants	2,800,000
Reserved shares at December 31, 2014	2,800,000

6.	Fair Value

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

The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. As a result, the Company measured its outstanding warrants on December 31, 2014 at fair value and re-classified these amounts from additional paid-in capital to derivative liabilities.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2013
	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	—	—	—	139,508

2014
	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	—	—	—	975

2013
	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability	—	—	—	139,508

2014
	Total	Level 1	Level 2	Level 3
LIABILITIES:
35

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2014	$139,508

Additions due to new convertible debt	152,810

Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	180,663

Mark to market of debt derivative	111,655

Debt derivative as of December 31, 2014	$—

During the year ended December 31, 2014, the gain on embedded derivatives of $111,655 in the condensed consolidated statement of operations consisted of a loss on the change in fair value of $292,318 and a gain of $180,663 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued

During the year ended December 31, 2013, the gain on embedded derivatives of $382,269 in the condensed consolidated statement of operations consisted of a gain on the change in fair value of $442,483 and a loss of $60,214 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

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

January 31, 2014 Convertible Note Installments

As described in Note 5, we entered into a Note Purchase Agreement on January 31, 2013. The Company converted shares in several installments, and determined a fair value for the conversion option liability at each conversion, recognizing a non-cash loss included in other income (expense).

February 19, 2014 Convertible Note Installments

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

During the twelve months ended December 31, 2014, the Company proposed no new workover procedures to third party working interest owners on properties for which the Company has ownership

During 2014, the Company, by use of a third party, performed drilling on the Gabriel lease and placed surface casing. However, drilling was halted due to the third party driller not having enough funds to continue drilling.

During 2014, the Company sold off acreage related to the Welder well but maintained its interest in the well.

During 2014, the Company did not perform any other workover, or acquire new well interest.

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

	Year ended December 31, 2014	Year ended December 31, 2013
Beginning of the period	$112,727	$69,316
New wells	25,144	86,015
Change in estimate	(7,843)	(55,349)
Accretion expense	63,334	12,745
Balance at end of the period	$193,362	$112,727

10.	Equity

As described in Note 6 during the year ended December 31, 2013, certain notes payables were converted into 35,971,650 shares of common stock.

Fiscal Year 2014

As of December 31, 2014, the Company had 321,867,911 shares of common stock issued and outstanding.

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

As of December 31, 2014, our deferred tax asset amounting to $660,055 primarily related to our net operating loss carryforward of $537,555. A 100% valuation allowance has been established using an effective tax rate of 34% due to the uncertainty of the utilization of the operating losses in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

The following table sets forth the components of our deferred tax balance as of December 31, 2014 and 2013.

	December 31,	December 31,
	2014	2013

Beginning of year NOL	(1,536,395)	(778,338)

Current year NOL	836,234	(2,004,723)
Loss on MTM - embedded derivatives	106,212	728,124
Depletion amortization and accretion	109,178	426,782
Stock compensation	—	91,760
End of year NOL	2,157,239	(1,536,395)
Tax rate	x 34%	x 34%

Deferred tax asset	733,461	(522,374)
Valuation allowance	733,461	522,374

Net deferred tax asset	—	—

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

Litigation. A case was filed by Nottus Energy, as plaintiff, against Slate Holdings, Inc., Quality Architectural Element, Inc., United American Petroleum Corp. and Carlos Sandoval, as defendants. This case is for termination of a portion of an oil and gas lease operated by Slate Holdings, in which we own a working interest. The plaintiff was granted a final judgment in this case on July 3, 2013 and awarded damages of $93,526. A settlement offer has been submitted to all of the defendants by plaintiff and we have agreed to accept the offer, but it is dependent on the other working interest owners accepting it as well.

As of December 31, 2014, we have recorded the total $93,526 liability for the final judgment due to our belief that a payout of this amount is probable.

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

Reserves Estimates. Our proved reserve information as of December 31, 2014 and December 31, 2013 was estimated by Mire and Associates, Inc. (“Mire”), independent petroleum engineers. In accordance with SEC guidelines, Mire’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2014 through December 31, 2014, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

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

Oil and Gas Reserve Information. The following reserve quantities for our proved reserves located in the State of Texas in the United States have been estimated as of December 31, 2014. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

	At December 31,	At December 31,
Reserve Category	2014	2013
Proved Developed:
Crude Oil (Mbbls)	118,660	87,730
Natural Gas (Mcf)	—	—
Total Oil Equivalent (BOE)	118,660	87,730

Proved Undeveloped:
Crude Oil (Mbbls)	20,250	14,340
Natural Gas (Mcf)	—	—
Total Oil Equivalent (BOE)	20,250	14,340
40

Change

The following table sets forth purchase, production and reserve adjustment activities for the three year period ended December 31, 2014.

		Natural Gas
Reserved Quantity	Oil (BBLS)	(MCF)
Balance, December 31, 2011	38,330	49,406

Purchases	—	—
Production	(5,823)	(1,404)
Adjustments to existing reserves	28,673	(18,642)
Balance, December 31, 2012	61,180	29,360

Purchases	—	—
Production	(7,123)	—
Adjustments to existing reserves	48,013	(29,360)
Balance, December 31, 2013	102,070	—

Purchases	—	—
Production	6,364	—
Adjustments to existing reserves	22,954	525
Balance, December 31, 2014	118,660	525

Capitalized Costs Relating to Oil and Gas Producing Activities. Aggregate capitalized costs relating to crude oil and natural gas producing activities are as follows:

	December 31,	December 31,
	2014	2013

Unproved Oil and Gas Properties	—	—
Proved Oil and Gas Properties	700,839	1,376,049.00
Total Oil and Gas Properties	700,839	1,376,049.00
Accumulated DD&A	(282,458.72)	(236,614.00)
Net Capitalized Costs	418,380	1,139,435.00

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

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of December 31, 2014 was $91.48 per bbl of oil and $4.35 per MMbtu of natural gas. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate, which is required by the standards.

Standardized Measure of Future Net Cash Flows:

	December 31, 2014	December 31, 2013
Future cash flows	$10,388,070.00	$9,657,990.00
Future production and development costs	(6,709,780.00)	(4,603,210.00)
Future income taxes	—	—
Future net cash flows before discount	3,678,290.00	5,054,780.00
10% discount to percent value	(1,653,200.00)	(2,609,220.00)
Standardized measure of discounted future net cash flows	$2,025,090.00	$2,445,560.00

Changes in the Standard Measure of Discounted Cash Flows:

	December 31,	December 31,
	2014	2013
Standardized measure of discounted future net cash flows beginning of period	$1,702,239	$1,344,510
Purchases of reserves in place	—	—
Extension and discoveries, net of future production and development costs	—	—
Sales of oil and gas produced, net of production costs	340,266.38	223,278.00
Accretion of discount	170,224	134,451
Revisions of previous quantity estimates	2,935,464.61	—
Net change in prices and production costs	(1,349,804)	—
Net change in income taxes	—	—
Changes in timing and other	(2,590,953)	743,321
Standardized measure of discounted future net cash flows end of period	3,798,390.18	1,702,239.00

14.	Subsequent Events

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

Deficiencies in Our Control Environment.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2014.

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

Our Principal Executive and Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive and Financial Officer believes that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following material weaknesses:

●	Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●	Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; and d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2014.

●	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the Board of Directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Michael Carey	34	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director
Ryan Hudson	39	Chief Operating Officer, Secretary, and Director

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
44

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our directors.

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

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2014.

Item 11. Executive Compensation

Summary Compensation Table. Michael Carey, our Chief Executive Officer and Ryan Hudson, our Chief Operating Officer each received $72,000.00 in salary during the year ended December 31, 2014. The remainder of their 2014 salaries was accrued at December 31, 2014. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers for the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Michael Carey, Chief Executive Officer, and President	2014 2013	$120,000 $100,000	None None	None None	None None	None None	None None	None None	$120,000 $100,000.00
Ryan Hudson, Chief Operating Officer, and Secretary	2014 2013	$120,000 $100,000	None None	None None	None None	None None	None None	None None	$120,000.00 $100,000.00

(1)	Represents 500 shares of the Company’s Series B Preferred Stock.

*	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. The value of the Stock Awards and Option Awards in the table above, if any, were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Outstanding Equity Awards. As of December 31, 2014, our executive officers did not have any unexercised options, stock that has not vested, or equity incentive plan awards.

Equity Compensation Plans. On September 13, 2013, the Company’s Board of Directors approved the Company’s 2013 Stock Plan for Officers, Directors, and Consultants (the “2013 Plan”). The 2013 Plan provided for the issuance of a total of up to 2,000,000 shares of common stock, options, restricted share units, share appreciation rights and other share based awards to acquire common stock to employees, directors and consultants. No compensation has been issued to our directors of officers under the 2013 Plan.

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

Director Compensation For the year ended December 31, 2014, we did not have any directors who did not also serve as executive officers of the Company and whose total compensation (including compensation as an officer and director) is included in the table above. Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. As of December 31, 2014, our directors are not paid any compensation for their service as directors. They are nevertheless reimbursed for their reasonable expenses incurred upon presentation of the appropriate documentary evidence.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 8, 2015, by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

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

	Shares of Common Stock			Shares of Series B Preferred Stock (2)		Total Voting Shares Owned (2)
Name and Address of Beneficial Owner	Number		Percentage	Number	Percentage	Number		Percentage
Officers and Directors
Michael Carey	6,350,000	(1)	6.5%	500	50%	88,426,317	(2)	27.47%
Ryan Hudson	6,450,000	(3)	6.6%	500	50%	88,526,317	(2)	27.50%
(All Officers and Directors as a Group (2 persons))	12,800,000		13.1%	1,000	100%	114,194,644	(2)	54.97%

5% Shareholders
Mighty Falcon Ltd. (4) Room 1004, Harvest Building 29-37 Wing Kut Street Central K3, Hong Kong	6,950,000		7.1%	—	—	6,950,000		7.1%

Percentage ownership in the table above is based on 321,867,911 shares of common stock issued and outstanding and 1,000 shares of Series B Preferred Stock issued and outstanding, which have the right to vote 164,152,634 voting shares, resulting in a total of 486,020,545 total voting shares outstanding as of April 8, 2015.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

As of December 31, 2014, the Company had a related party receivable in the amount of $41,513 due from two Companies with working interest amounts payable. This is a 2.65 increase from an amount of $58,023 as of December 31, 2013. Our directors are also officers in these two companies.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $70,750 and $74,500, respectively.

Tax Fees. For the fiscal years ended December 31, 2014 and 2013, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

United American Petroleum Corp.

April 15, 2015	By:	/s/ Michael Carey
Michael Carey
	Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	April 15, 2015
Michael Carey
Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director

By:	/s/ Ryan Hudson	April 15, 2015
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a Director
51

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011)

2.2	Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011)

3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)

3.2	Certificate of Designations of Series B Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 14, 2012)

3.3	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)

3.4	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005).

3.5	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009.

3.6	Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K, as amended, filed January 21, 2011).

3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011)

3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011)

10.1	Employment Agreement of Michael Carey (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011)

10.2	Employment Agreement of Ryan Hudson (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011)

10.3	$400,000 Promissory Note – JMJ Financial (January 31, 2013) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)

10.4	Securities Purchase Agreement – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)
52

10.5	$103,500 Convertible Promissory Note – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)

10.6	2013 Stock Plan for Directors, Officers and Consultants (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement Under the Securities Act of 1933, filed with the Commission on September 13, 2013)

21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-K for the Fiscal Year Ended December 31, 2013, filed with the Commission on April 15, 2014)

23.1	Consent of Mire and Associates, Inc.

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Reports of Properties located in Duval, Erath, Frio, Gonzales, Medina, Navarro, Pecos, Shackelford, and Wilbarger Counties, Texas

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase
53