Form 10-Q
period 2015-03-31
United American Petroleum Corp.
filed 2015-05-20
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of March 31, 2015, there were 321,867,909 shares of the issuer’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

United American Petroleum Corp.

Consolidated Balance Sheets

	Month Ended	Prior Year
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$298,216	$358,156
Accounts receivable, net	4,158	48,392
Related party receivables	14,594	41,513
Total current assets	316,968	448,061

Oil and gas properties (full cost method):
net of accumulated depletion of $293,001 and $282,458 respectively	407,837	418,380
Total assets	$724,805	$866,441

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$669,166	$780,890
Deferred gain on sale of assets	7,500	7,500
Other payable	485,049	499,048
Related party payable	20,000	—
Total current liabilities	1,181,715	1,287,438

Asset retirement obligation	196,362	193,362
Total liabilities	1,378,077	1,480,800

Stockholders’ Deficit
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 750,000,000 shares authorized, 321,867,909 shares issued and 321,867,909 shares outstanding at March 31, 2015 and December 31, 2014	321,868	321,868
Additional paid-in capital	8,506,218	8,506,218
Accumulated deficit	(9,481,359)	(9,442,446)
Total stockholders’ deficit	(653,272)	(614,359)

Total liabilities and stock holder’s deficit	$724,805	$866,441

See accompanying notes to unaudited consolidated financial statements.

United American Petroleum Corp.
Consolidated Statements of Operations
(Unaudited)

	Month Ended	Month Ended
	March, 31	March, 31
	2015	2014
Revenues
Oil and Gas Revenues	$160,752	$134,260
Administrative Revenues	44,850	2,925
Revenues, net of sales returns and allowances	205,602	137,185

Operating Expenses
Lease operating expenses	189,927	139,258
Bad debt expense		12,660
Recovery of bad debt	(47,232)	—

Accretion expense	3,000	3,186
Depletion expense	10,543	19,887
General and administrative	88,281	254,234
Total Operating Expenses	244,519	429,225

Net Loss Before Other Expenses	$(38,917)	$(292,040)

Other Income (Expense)
Interest Income (expense)	4	(114,736)
Gain on embedded derivatives	—	85,736
Loss on Conversion of Debt	—	(102,810)
Total other income (expense)	4	(131,810)

Net Loss	$(38,913)	$(423,850)

Loss per share-Basic	(0.00)	(0.00)

Weighted average number of shares outstanding-Basic	321,867,909	96,539,205

Loss per share-Diluted	(0.00)	(0.00)

Weighted average number of shares outstanding-Diluted	321,867,909	96,539,205

See accompanying notes to unaudited consolidated financial statements.

UNITED AMERICAN PETROLEUM, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Month Ended	Month Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,913)	$(423,850)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	12,660
Accretion expense	3,000	3,186
Depletion expense	10,543	19,887
Amortization of debt discount	—	114,755
(Gain) loss on embedded derivatives	—	(85,736)
Reduction in full cost pool due to operator income from owned wells	—	38,567

Change in assets and liabilities:
Accounts receivable	44,234	82,775
Related party receivable	26,919	19,972
Decrease in accounts payable and accrued expenses	(111,724)	(293,461)
Decrease in Other payable	(13,999)	(5,801)
Net cash used in operating activities	(79,940)	(517,046)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	—	400,000
Net cash used in investing activities	—	400,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in Related Party payable	20,000	—
Net cash provided by financing activities	20,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,940)	(117,046)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	358,156	557,298

CASH AND CASH EQUIVALENTS - END OF PERIOD	$298,216	$440,252

NON CASH TRANSACTIONS:
Change in asset retirement liability (change in estimate)	$—	$3,127
Discount from derivative liabilities	$—	$152,810
Discount to additional paid-in capital from relative fair value of warrants	$—	$19,497
Conversion of convertible notes payable	$—	$16,750
Conversion of accrued interest	$—	$3,800

See accompanying notes to unaudited consolidated financial statements.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.	Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Our officers are also directors of a related-party company with which we do business. As of March 31, 2015, the Company had a receivable in the amount of $14,594 due from this related party, with working interest amounts payable. This represents a $26,919 decrease from an amount of $41,513 as of December 31, 2014. The Company also has a payable due to related party for $20,000 as of March 31, 2015.

For the three months ended March 31, 2015 Phoenix Oil and Gas, LLC had a total of $4,941 in revenue for the wells it has an interest in. They also incurred $26,905 in joint interest billings and paid a total amount of $3,038 towards those joint interest billings for the three months ended March 31, 2015.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended December 31, 2014, together with notes thereto, which are included in this Quarterly Report.

Results of operations for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014

Revenues. We had total revenues of $205,602 for the three months ended March 31, 2015 which were generated from oil and gas sales of $160,752 and well operating revenues of $44,850. This was a $68,417 increase from total revenues of $137,185 for the three months ended March 31, 2014, which were generated from oil and gas sales of $134,260 and well operation revenues of $2,925. Barrels of oil per day produced (BOPD) increased to an average of 25.78 BOPD from 16.85 BOPD for the three months ended March 31, 2014.

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

The following table sets forth the revenue and production data for the three months ended March 31, 2015 and 2014.

	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED MARCH 31,	INCREASE	% INCREASE
	2015	2014	(DECREASE)	(DECREASE)
REVENUES
Oil and Gas Revenues	$160,752	$134,260	$26,492	19.73%
Administrative revenues	44,850	2,925	41,925	1433.33%
Total Revenues	205,602	137,185	68,417	49.87%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	2,320.36	1,516	804	53.06%
Barrels of Oil Equivalent per day	25.78	16.85	4	26.52%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$69.28	$88.54	$(19)	-21.75%

Operating Expenses.  For the three months ended March 31, 2015, our total operating expenses were $244,519 which consisted of lease operating expenses of $189,927, accretion expense of $3,000, depletion expenses of $10,543, recovery of bad debt of $47,232, and general and administrative expenses of $88,281.  By comparison, for the three months ended March 31, 2014, our total operating expenses were $429,225, which consisted of lease operating expenses of $139,258, accretion expense of $3,186, depletion expense of $19,887, and general and administrative expenses of $254,234.

The following table sets forth information relating to our operating expenses for the three months ended March 31, 2015 and 2014

	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED MARCH 31,	INCREASE	% INCREASE
	2015	2014	(DECREASE)	(DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$184,086	$135,725	$48,361	35.63%
Workover expenses	3,489	778	2,711	348.49%
Legal, title and administrative well expenses	2,352	2,755	(403)	-14.65%
Total Lease Operating expenses	189,927	139,258	50,669	36.38%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	13,543	23,073	(9,530)	-41.30%

BAD DEBT EXPENSE
Bad debt expense	—	12,660	(12,660)	-100.00%

RECOVERY OF BAD DEBT
Recover of bad debt	(47,232)	—	(47,232)	0.00%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$28,471	$38,592	$(10,121)	-26.22%
Employee and officer expenses	45,421	152,553	(107,132)	-70.23%
Other general and administrative	14,389	63,089	(48,700)	-77.19%
Total General and Administrative expenses	88,281	254,234	(165,953)	-65.28%

TOTAL OPERATING EXPENSES	244,519	429,225	(184,706)	-29.08%

For the three months ended March 31, 2015 we incurred lease operating expenses of $184,086, an increase of $48,361 or 36% compared to the three months ended March 31, 2014, as a result of Company incurring more costs from operating the wells in 2015. For the three months ended March 31, 2015 we incurred workover expenses of $3,489, an increase of $2,711 or 349% compared to the three months ended March 31, 2014 as a result in repairs to keep wells in operating condition. We also incurred legal, title, and administrative well expenses of $2,351 for the three months ended March 31, 2015 compared to $2,755 for the three months ended March 31, 2014, a decrease of $404 or 15% resulting from lower legal costs related to operating the wells.

During the three months ended March 31, 2015 compared to the three months ended March 31, 2014, our depreciation, depletion, amortization, and accretion expenses decreased by $9,530 or 41%

During the three months ended March 31, 2015 there was $47,232 of recovered bad debt that was previously written off with no such activity in the three months that ended March 31, 2014

The decrease in general and administrative expenses of $165,953 or 65% during the three months ended March 31, 2015, compared to the prior period, was largely due to an decrease in officer compensation and other general and administrative expenses.

Net Operating Loss.  For the three months ended March 31, 2015, our total net operating loss was $38,917 as compared to a net operating loss of $292,040 for the three months ended March 31, 2014, an improvement of $253,123 or 87% from the prior period.

Other Income (Expense). For the three months ended March 31, 2015, we had interest income of $4 compared to interest expense of $114,736 for the three months ended March 31, 2014, relating to our outstanding convertible promissory notes. We recorded a gain on embedded derivatives of $85,736 for the three months ended March 31, 2014, with no such activity occurred in the current year.

Net Loss. For the three months ended March 31, 2015, our net loss was $38,913 as compared to a net loss of $423,850 for the three months ended March 31, 2014, an improvement of $384,937 or 91% from the prior period. The decrease in net loss for the current quarter was largely due to decrease in general & admin expense, collection of previously written off receivables, and the fully converted notes.

Liquidity and Capital Resources. During the three months ended March 31, 2015, we used $79,940 in operations. For the three months ended March 31, 2014 we had cash provided by investing activities of $400,000 related to the sale of oil properties, no such activity occurred in the current year. For the three months ended March 31, 2015 we had $20,000 provided by financing activities and no such activity in the three months ended March 31, 2014.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of March 31, 2015.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K filed with the Commission on April 16, 2015, which risk factors are incorporated by reference herein. Investors are encouraged to read and review the risk factors included in the Form 10-K prior to making an investment in the Company.

Item 2. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

As of March 31, 2015, the Company had a related party receivable in the amount of $14,594 due from two Companies with working interest amounts payable. This is a 65% decrease from an amount of $41,513 as of December 31, 2014. Our directors are also officers in these two companies.

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

For the three months ended March 31, 2015 Phoenix Oil and Gas, LLC had a total of $4,941 in revenue for the wells it has an interest in. They also incurred $26,905 in joint interest billings and paid a total amount of $3,038 towards those joint interest billings for the three months ended March 31, 2015.

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
12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp., a Nevada corporation

Date: May 20, 2015	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive Officer and Principal Financial Officer)
13