Form 10-K/A
period 2014-12-31
United American Petroleum Corp.
filed 2015-07-22
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

NOTE REGARDING THIS FILING

United American Petroleum Corp. (the “Registrant”) is filing this Amendment on Form 10-K/A (“Amendment”) to supplement the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, which the Registrant previously filed with the Securities and Exchange Commission (“SEC”) on April 16, 2015 (the “Original Filing”).

The purpose of this Amendment is to add the reserve report prepared by Mire & Associates, Inc., which was inadvertently omitted from the Original Filing due to an administrative oversight.

No other changes have been made to the Original Filing. This Amendment speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing, and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

EXHIBIT INDEX

Exhibit      Description of Exhibit

2.1	Agreement and Plan of Merger, by and among the Company, United American Petroleum Corp. and United PC Acquisition Corp., dated December 31, 2010 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011)
2.2	Agreement and Plan of Merger and Reorganization dated December 31, 2010, by and between the Company and United American Petroleum Corp. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011)
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective January 31, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)
3.2	Certificate of Designations of Series B Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 14, 2012)
3.3	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 14, 2012)
3.4	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, filed on April 15, 2005).

3.5	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective December 16, 2009.
3.6	Certificate of Correction to Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective January 29, 2010 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K, as amended, filed January 21, 2011).
3.7	Articles of Merger between United PC Acquisition Corp. and United American Petroleum Corp. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011)
3.8	Articles of Merger between United American Petroleum Corp. and Forgehouse, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011)
10.1	Employment Agreement of Michael Carey (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011)
10.2	Employment Agreement of Ryan Hudson (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2011)
10.3	$400,000 Promissory Note – JMJ Financial (January 31, 2013) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)
10.4	Securities Purchase Agreement – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)
10.5	$103,500 Convertible Promissory Note – Asher Enterprises, Inc. (February 19, 2013) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 7, 2013)
10.6	2013 Stock Plan for Directors, Officers and Consultants (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement Under the Securities Act of 1933, filed with the Commission on September 13, 2013)
21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-K for the Fiscal Year Ended December 31, 2013, filed with the Commission on April 15, 2014)
23.1	Consent of Mire and Associates, Inc. (incorporated by reference to the Original Filing)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Reserve Reports of Properties located in Duval, Erath, Frio, Gonzales, Medina, Navarro, Pecos, Shackelford, and Wilbarger Counties, Texas
101.INS	XBRL Instance Document (incorporated by reference to the Original Filing)
101.SCH	XBRL Taxonomy Schema (incorporated by reference to the Original Filing)
101.CAL	XBRL Taxonomy Calculation Linkbase (incorporated by reference to the Original Filing)
101.DEF	XBRL Taxonomy Definition Linkbase (incorporated by reference to the Original Filing)
101.LAB	XBRL Taxonomy Label Linkbase (incorporated by reference to the Original Filing)
101.PRE	XBRL Taxonomy Presentation Linkbase (incorporated by reference to the Original Filing)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United American Petroleum Corp.

July 21, 2015	By:	/s/ Michael Carey
Michael Carey
	Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Carey	July 21, 2015
Michael Carey
Its:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director

By:	/s/ Ryan Hudson	July 21, 2015
Ryan Hudson
Its:	Chief Operating Officer, Secretary and a Director