Form 10-Q
period 2015-06-30
United American Petroleum Corp.
filed 2015-08-19
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of June 30, 2015, there were 321,867,909 shares of the issuer’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

United American Petroleum Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,308	$358,156
Accounts receivable, net	27,556	48,392
Related party receivables	6,243	41,513
Total current assets	223,107	448,061

Oil and gas properties (full cost method):
net of accumulated depletion of $299,872 and $282,458 respectively	316,367	418,380
Total assets	$539,474	$866,441

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$642,573	$780,890
Deferred gain on sale of assets	7,500	7,500
Other payable	485,048	499,048
Total current liabilities	1,135,121	1,287,438

Asset retirement obligation	199,362	193,362
Total liabilities	1,334,483	1,480,800

Stockholders’ Deficit
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 750,000,000 shares authorized, 321,867,909 shares issued and 321,867,909 shares outstanding at June 30, 2015 and December 31, 2014	321,868	321,868
Additional paid-in capital	8,506,218	8,506,218
Accumulated deficit	(9,623,096)	(9,442,446)
Total stockholders’ deficit	(795,009)	(614,359)

Total liabilities and stock holder’s deficit	$539,474	$866,441

See accompanying notes to unaudited consolidated financial statements.

United American Petroleum Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2015	2014	2015	2014
Revenues
Oil and Gas Revenues	$125,950	$171,022	$286,702	$305,282
Administrative Revenues	2,175	2,175	5,100	5,100
Revenues, net of sales returns and allowances	128,125	173,197	291,802	310,382

Operating Expenses
Lease operating expenses	49,577	113,878	239,504	253,136
Bad debt expense	—	—	—	12,660
Recovery of bad debt	—	—	(47,232)	—
Accretion expense	3,000	3,000	6,000	6,186
Depletion expense	6,871	25,655	17,414	45,542
General and administrative	168,489	145,078	256,770	399,312
Total Operating Expenses	227,937	287,611	472,456	716,836

Net Loss Before Other Expenses	$(99,812)	$(114,414)	$(180,654)	$(406,454)

Other Income (Expense)
Interest Income (expense)	—	(74,804)	4	(179,540)
Gain on embedded derivatives	—	40,661	—	126,397
Other income	—	102,810	—	—
Total other income (expense)	—	68,667	4	(53,143)

Net Loss	$(99,812)	$(45,747)	$(180,650)	$(459,597)

Loss per share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding - Basic and Diluted	321,867,909	100,147,625	321,867,909	98,401,988

Loss per share-Diluted	(0.00)	(0.00)	(0.00)	(0.00)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flow
(Unaudited)

	Six Months	Six Months
	Ended June 30, 2015	Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,650)	$(459,597)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	12,660
Accretion expense	6,000	6,186
Depletion expense	17,414	45,542
Amortization of debt discount	—	179,540

(Gain) loss on embedded derivatives	—	(126,397)

Reduction in full cost pool due to operator income from owned wells	84,600	105,297

Change in assets and liabilities:
Accounts receivable	20,836	38,736
Related party receivable	35,270	2,043

Decrease in accounts payable and accrued expenses	(138,318)	(406,361)

Decrease in Other payable	(14,000)	(5,800)

Net cash used in operating activities	(168,848)	(608,151)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	—	400,000
Net cash used in investing activities	—	400,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(168,848)	(208,151)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	358,156	557,298

CASH AND CASH EQUIVALENTS - END OF PERIOD	$189,308	$349,147

NON CASH TRANSACTIONS:
Change in asset retirement liability (change in estimate)	$—	$3,127
Discount from derivative liabilities	$—	$152,810
Conversion of principal and interest to common shares	$—	$53,550
Reclassification of detachable warrants to derivative liability	$—	$58,384
Settlement of legal expenses through exchange of property	$—	$93,525

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. We made certain reclassifications to prior-period amounts to conform to the current presentation.

2.	Going Concern

The Company has incurred a net loss and negative operating cash flows since inception through June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Our officers are also directors of a related-party company with which we do business. As of June 30, 2015, the Company had a receivable in the amount of $6,243 due from this related party, with working interest amounts payable. This represents a $35,270 decrease from an amount of $41,513 as of December 31, 2014.

For the six months ended June 30, 2015 Phoenix Oil and Gas, LLC had a total of $7,303 in revenue for the wells it has an interest in. They also incurred $38,306 in joint interest billings and paid a total amount of $3,772 towards those joint interest billings for the six months ended June 30, 2015.

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

Results of operations for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014

Revenues.   We had total revenues of $128,125 for the three months ended June 30, 2015 which were generated from oil and gas sales of $125,950 and well operating revenues of $2,175.   This was a $45,072 decrease from total revenues of $173,197 for the three months ended June 30, 2014, which were generated from oil and gas sales of $171,022 and well operation revenues of $2,175. Barrels of oil per day produced (BOPD) decreased to 16.80 BOPD from 21.73 BOPD for the three months ended June 30, 2014.

Our administrative revenue is derived from well administrative/operator fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests. Administrative revenue was only recognized on wells where the Company did not own an interest. The Company also operates certain wells where the Company also has an ownership interest. For these partially owned wells, no administrative income is recognized. Rather, operating fees received from other well interest owners are recorded as a reduction to the full cost pool per the full cost rules. The full cost pool was reduced by $42,675 for the three months ended June 30, 2015 compared to $66,730 for the three months ended June 30, 2014.

The following table sets forth the revenue and production data for the three months ended June 30, 2015 and 2014.

	THREE MONTHS
	ENDED JUNE 30, 2015	ENDED JUNE 30, 2014	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$125,950	$171,022	$(45,072)	-26.35%
Administrative revenues	2,175	2,175	—	0.00%
Total Revenues	128,125	173,197	(45,072)	-26.02%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	1,512	1,956	(444)	-22.69%
Barrels of Oil Equivalent per day	16.80	21.73	(2)	-11.34%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$83.29	$87.43	$(4.14)	-4.74%

Operating Expenses.  For the three months ended June 30, 2015, our total operating expenses were $227,937 which consisted of lease operating expenses of $49,577, accretion expense of $3,000, depletion expenses of $6,871, and general and administrative expenses of $168,489.   By comparison, for the three months ended June 30, 2014, our total operating expenses were $287,611, which consisted of lease operating expenses of $113,878, accretion expense of $3,000, depletion expense of $25,655, and general and administrative expenses of $145,078.

The following table sets forth information relating to our operating expenses for the three months ended June 30, 2015 and 2014

	THREE MONTHS
	ENDED JUNE 30, 2015	ENDED JUNE 30, 2014	INCREASE (DECREASE)	% INCREASE (DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$45,695	$110,346	$(64,651)	-58.59%
Workover expenses	1,167	1,167	—	0.03%
Legal, title and administrative well expenses	2,715	2,365	350	14.80%
Total Lease Operating expenses	49,577	113,878	(64,301)	-56.46%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	9,871	28,655	(18,784)	-65.55%

BAD DEBT EXPENSE
Bad debt expense	—	—	—	0.00%

RECOVERY OF BAD DEBT
Recover of bad debt	—	—	—	0.00%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$41,910	$6,998	$34,913	498.89%
Employee and officer expenses	104,102	52,446	51,656	98.49%
Other general and administrative	22,477	85,634	(63,157)	-73.75%
Total General and Administrative expenses	168,489	145,078	23,411	16.14%

TOTAL OPERATING EXPENSES	227,937	287,611	(59,674)	-20.75%

For the three months ended June 30, 2015 we incurred lease operating expenses of $49,577, a decrease of $64,301 or 56% compared to the three months ended June 30, 2014, For the three months ended June 30, 2015 we incurred workover expenses of $1,167, which is comparable to $1,167 for the three months ended June 30, 2014. We also incurred legal, title, and administrative well expenses of $2,715 for the three months ended June 30, 2015 compared to $2,365 for the three months ended June 30, 2014, an increase of $350 or 12.89% resulting from increased legal costs related to operating the wells.

During the three months ended June 30, 2015 compared to the three months ended June 30, 2014, our depreciation, depletion, amortization, and accretion expenses decreased by $18,784 or 66%

Net Operating Loss.   For the three months ended June 30, 2015, our total net operating loss was $99,812 as compared to a net operating loss of $114,414 for the three months ended June 30, 2014, an improvement of $14,602 or 12.76% from the prior period.

Other Income (Expense).   For the three months ended June 30, 2015, we had interest expense of $0 compared to interest expense of $74,804 for the three months ended June 30, 2014, relating to our outstanding convertible promissory notes. We recorded a gain on embedded derivatives of $40,661 for the three months ended June 30, 2014, with no such activity occurred in the current year. We had $0 in other income for the three months ended June 30, 2015 compared to $102,810 for the three months ended June 30, 2014 which resulted from reversing $102,810 in penalties due to default on a convertible note for the three months ended June 30, 2014

Net Loss.   For the three months ended June 30, 2015, our net loss was $99,812 as compared to a net loss of $45,747 for the three months ended June 30, 2014, an increase of $54,065 or 54.17% from the prior period. The increase in net loss for the current quarter was largely due to the reversed penalties in the 2014 period with no such activity in the 2015 period, and a decrease in revenue.

Results of operations for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014

Revenues.   We had total revenues of $291,802 for the six months ended June 30, 2015 which were generated from oil and gas sales of $286,702 and well operating revenues of $5,100.   This was a $18,580 or 6% decrease from total revenues of $310,382 for the six months ended June 30, 2014, which were generated from oil and gas sales of $305,282 and well operation revenues of $5,100. Barrels of oil per day produced (BOPD) increased to an average of 42.85 BOPD from 19.29 BOPD for the six months ended June 30, 2014.

Our administrative revenue is derived from well administrative/operator fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests. The Company also operates certain wells where the Company also has an ownership interest. For these partially owned wells, no administrative income is recognized. Rather, operating fees received from other well interest owners are recorded as a reduction to the full cost pool per the full cost rules. The full cost pool was reduced by $84,600 for the six months ended June 30, 2015 compared to $105,297 for the six months ended June 30, 2014.

The following table sets forth the revenue and production data for the six months ended June 30, 2015 and 2014.

	SIX MONTHS ENDED		INCREASE	% INCREASE
	JUNE 30, 2015	JUNE 30, 2014	(DECREASE)	(DECREASE)
REVENUES
Oil and Gas Revenues	$286,702	$305,282	$(18,580)	-6.09%
Administrative revenues	5,100	5,100	—	0.00%
Total Revenues	291,802	310,382	(18,580)	-5.99%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	3,833	3,472	361	10.39%
Barrels of Oil Equivalent per day	42.58	19.29	2	10.39%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$75	$88	$(13)	-14.91%

Operating Expenses.  For the six months ended June 30, 2015, our total operating expenses were $472,456 which consisted of lease operating expenses of $239,504, accretion expense of $6,000, depletion expenses of $17,414, recovery of bad debt of $47,232, and general and administrative expenses of $256,770.   By comparison, for the six months ended June 30, 2014, our total operating expenses were $716,836, which consisted of lease operating expenses of $253,136, accretion expense of $6,186, depletion expense of $45,542, bad debt expense of $12,660, and general and administrative expenses of $399,312.

The following table sets forth information relating to our operating expenses for the six months ended June 30, 2015 and 2014

	SIX MONTHS ENDED		INCREASE	% INCREASE
	JUNE 30, 2015	JUNE 30, 2014	(DECREASE)	(DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$229,781	$246,070	$(16,289)	-6.62%
Workover expenses	4,657	1,946	2,711	139.29%
Legal, title and administrative well expenses	5,066	5,120	(54)	-1.05%
Total Lease Operating expenses	239,504	253,136	(13,632)	-5.39%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	23,414	51,728	(28,314)	-54.74%

BAD DEBT EXPENSE
Bad debt expense	—	12,660	(12,660)	-100.00%

RECOVERY OF BAD DEBT
Recover of bad debt	(47,232)	—	(47,232)	0.00%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$70,382	$45,592	$24,790	54.38%
Employee and officer expenses	149,523	204,998	(55,475)	-27.06%
Other general and administrative	36,866	148,722	(111,856)	-75.21%
Total General and Administrative expenses	256,770	399,312	(142,541)	-35.70%

TOTAL OPERATING EXPENSES	472,456	716,836	(244,379)	-34.09%

For the six months ended June 30, 2015 we incurred lease operating expenses of $229,781, an decrease of $16,289 or 6.62% compared to the six months ended June 30, 2014. For the six months ended June 30, 2015 we incurred workover expenses of $4,657, an increase of $2,711 or 139.29% compared to the six months ended June 30, 2014 as a result in repairs to keep wells in operating condition. We also incurred legal, title, and administrative well expenses of $5,066 for the six months ended June 30, 2015 compared to $5,120 for the six months ended June 30, 2014, a decrease of $54 or 1.05% resulting from lower legal costs related to operating the wells.

During the six months ended June 30, 2015 compared to the six months ended June 30, 2014, our depreciation, depletion, amortization, and accretion expenses decreased by $28,314 or 55%

During the six months ended June 30, 2015 there was $47,232 of recovered bad debt that was previously written off with no such activity in the six months that ended June 30, 2014

The decrease in general and administrative expenses of $142,541 or 36% during the six months ended June 30, 2015, compared to the prior period, was largely due to an decrease in officer compensation and other general and administrative expenses.

Net Operating Loss. For the six months ended June 30, 2015, our total net operating loss was $180,654 as compared to a net operating loss of $406,454 for the six months ended June 30, 2014, an improvement of $225,800 or 56% from the prior period.

Other Income (Expense). For the six months ended June 30, 2015, we had interest income of $4 compared to interest expense of $179,540 for the six months ended June 30, 2014, relating to our outstanding convertible promissory notes. We recorded a gain on embedded derivatives of $126,397 for the six months ended June 30, 2014, with no such activity occurred in the current year.

Net Loss. For the six months ended June 30, 2015, our net loss was $180,650 as compared to a net loss of $459,597 for the six months ended June 30, 2014, an improvement of $278,947 or 61% from the prior period. The decrease in net loss for the current quarter was largely due to decrease in general & admin expense, collection of previously written off receivables, lower depletion expense, and the fully converted notes.

Liquidity and Capital Resources. During the six months ended June 30, 2015, we used $168,848 in operations. For the six months ended June 30, 2014 we had cash provided by investing activities of $400,000 related to the sale of oil properties, no such activity occurred in the current year.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of June 30, 2015.

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

Item 5. Prior-Period-Adjustment.

During the three months ended June 30, 2015, we recorded adjustments to administrative revenue for amounts that should have been recorded in prior reporting periods. The adjustments were identified in connection with our preparation and review of our second quarter financials and form 10-Q. Recording these out-of-period adjustments for the three months ended June 30, 2015 had the effect of decreasing administrative revenue income by $41,925. Retained earnings were not affected by the adjustment. The principal components of the adjustments resulted from improperly recognizing revenue for wells owned by the Company instead of offsetting the full cost pool by the total revenue from those wells. As a result of the control deficiency relating to the Company’s accounting for administrative revenue, the Company’s management concluded that, as of August 14, 2015, a material weakness existed in the Company’s internal control over financial reporting related to accounting for administrative revenue.

Below is a chart outlining the accounts affected by the change

United American Petroleum Corp.
(Unaudited)

	Reported	Actual	Change $	Change %
Consolidated Statements of Operations
Administrative Revenues	$44,850	$2,925	$(41,925)	-93.48%

Consolidated Balance Sheets
Oil and gas properties (full cost method):
net of accumulated depletion	$407,837	$365,912	$(41,925)	-10.28%

Consolidated Statements of Cash Flow
Reduction in full cost pool due to operator income from owned wells	$—	$41,925	$41,925	—

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

Item 2. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

As of June 30, 2015, the Company had a related party receivable in the amount of $6,243 due from two Companies with working interest amounts payable. This is a 84.96% decrease from an amount of $41,513 as of December 31, 2014. Our directors are also officers in these two companies.

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

For the six months ended June 30, 2015 Phoenix Oil and Gas, LLC had a total of $7,303 in revenue for the wells it has an interest in. They also incurred $38,306 in joint interest billings and paid a total amount of $3,772 towards those joint interest billings for the six months ended June 30, 2015.

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

United American Petroleum Corp., a Nevada corporation

Date: August ___, 2015	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive Officer and Principal Financial Officer)