Form 10-Q
period 2015-09-30
United American Petroleum Corp.
filed 2015-11-23
CIK 1321516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 000-51465

United American Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1904354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 23, 2015, there were 321,867,909 shares of the issuer’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

United American Petroleum Corp.
Consolidated Balance Sheets

 (Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$109,814	$358,156
Accounts receivable, net of allowance of $395,550 and $267,790, respectively	72,390	48,392
Related party receivables	243	41,513
Total current assets	182,447	448,061

Oil and gas properties (full cost method):
net of accumulated depletion of $310,669 and $282,458 respectively	85,000	418,380
Total assets	$267,447	$866,441

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$951,965	$780,890
Deferred gain on sale of assets	7,500	7,500
Other payable	485,048	499,048
Total current liabilities	1,444,513	1,287,438

Asset retirement obligation	202,362	193,362
Total liabilities	1,646,875	1,480,800

Stockholders’ Deficit
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and 1,000 share outstanding and no shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 750,000,000 shares authorized, 321,867,909 shares issued and 321,867,909 shares outstanding at September 30, 2015 and December 31, 2014	321,868	321,868
Additional paid-in capital	8,506,218	8,506,218
Accumulated deficit	(10,207,515)	(9,442,446)
Total stockholders’ deficit	(1,379,428)	(614,359)

Total liabilities and stock holder’s deficit	$267,447	$866,441

See accompanying notes to unaudited consolidated financial statements.

United American Petroleum Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2015	2014	2015	2014
Revenues
Oil and Gas Revenues	$60,265	$177,057	$346,967	$482,339
Administrative Revenues	2,175	11,311	7,275	16,411
Revenues, net of sales returns and allowances	62,440	188,368	354,242	498,750

Operating Expenses
Lease operating expenses	145,022	42,274	384,526	295,410
Bad debt expense	175,000	—	175,000	12,660
Impairment loss of well assets	178,494	—	178,494	—
Recovery of bad debt	—	—	(47,232)	—
Accretion expense	3,000	3,000	9,000	9,186
Depletion expense	10,797	26,725	28,211	72,268
General and administrative	134,547	163,564	391,317	562,876
Total Operating Expenses	646,860	235,563	1,119,316	952,400

Net Loss Before Other Expenses	$(584,420)	$(47,195)	$(765,074)	$(453,650)

Other Income (Expense)
Interest Income (expense)	1	(10,019)	5	(189,559)
Gain on embedded derivatives	—	(29,874)	—	96,523
Loss on Conversion of Debt	—	(47,688)	—	(47,688)
Total other income (expense)	1	(87,581)	5	(140,724)

Net Loss	$(584,419)	$(134,776)	$(765,069)	$(594,374)

Basic and Diluted Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding - Basic and Diluted	321,867,909	181,276,760	321,867,909	126,198,617

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flow
(Unaudited)

	Six Months	Six Months
	Ended September 30, 2015	Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(765,069)	$(594,374)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	175,000	12,660
Accretion expense	9,000	9,186
Depletion expense	28,211	72,268
Amortization of debt discount	—	179,540

(Gain) loss on embedded derivatives	—	(96,523)
Loss on convertible note conversion	—	47,688
Impairment loss of well assets	178,494	—
Reduction in full cost pool due to operator income from owned wells	126,676	138,986

Change in assets and liabilities:
Accounts receivable	(198,998)	(1,751)
Related party receivable	41,270	2,043
Decrease in accounts payable and accrued expenses	171,074	(417,588)
Decrease in Other payable	(14,000)	(1,817)

Net cash used in operating activities	(248,342)	(649,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	—	450,000
Net cash provided by investing activities	—	450,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(248,342)	(199,656)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	358,156	557,298

CASH AND CASH EQUIVALENTS - END OF PERIOD	$109,814	$357,642

NON CASH TRANSACTIONS:
Change in asset retirement liability (change in estimate)	$—	$3,127
Discount from derivative liabilities	$—	$152,810
Conversion of principal and interest to common shares	$—	$201,533
Reclassification of detachable warrants to derivative liability	$—	$153,426
Settlement of legal expenses through exchange of property	$—	$93,525

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

The Company has incurred a net loss and negative operating cash flows since inception through September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Related Party Transactions

Our officers are also directors of a related-party company with which we do business. As of September 30, 2015, the Company had a receivable in the amount of $243 due from this related party, with working interest amounts payable. This represents a $41,270 decrease from an amount of $41,513 as of December 31, 2014.

For the nine months ended September 30, 2015 Phoenix Oil and Gas, LLC had a total of $5,441 in revenue for the wells it has an interest in. They also incurred $40,007 in joint interest billings and paid a total amount of $4,700 towards those joint interest billings for the nine months ended September 30, 2015.  This is noted on the balance sheet in related parted receivable, as of September 30, 2015.

4.	Impairment of Well Assets

The Company evaluated the value of its well assets at September 30, 2015. Using the full cost pool method the Company determined that the fair value of its well assets was below net book value. The Company has impaired its well asset by $178,494, with a balance of $85,000, as of September 30, 2015.

5.	Accounts Receivable

The Company evaluates the collectability of its accounts receivable on a quarterly basis. The Company reviewed its aging and determined that several balances would not be collectible, primarily based on current economic conditions that effect the industry as a whole. The Company estimated $175,000, of its outstanding accounts receivable balance to be uncollectible. An allowance was created for those accounts receivable. The accounts receivable balance was $72,390, at September 30, 2015.

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

Results of operations for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014

Revenues. We had total revenues of $62,440 for the three months ended September 30, 2015 which were generated from oil and gas sales of $60,265 and well operating revenues of $2,175. This was a $125,928 decrease from total revenues of $188,368 for the three months ended September 30, 2014, which were generated from oil and gas sales of $177,057 and well operation revenues of $11,311. Barrels of oil per day produced (BOPD) increased to 26.40 BOPD from 22.12 BOPD for the three months ended September 30, 2014.

Our administrative revenue is derived from well administrative/operator fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development andproduction of their oil and gas property interests. Administrative revenue was only recognized on wells where the Company did not own an interest. The Company also operates certain wells where the Company also has an ownership interest. For these partially owned wells, no administrative income is recognized. Rather, operating fees received from other well interest owners are recorded as a reduction to the full cost pool per the full cost rules. The full cost pool was reduced by $42,074 for the three months ended September 30, 2015 compared to $83,869 for the three months ended September 30, 2014.

The following table sets forth the revenue and production data for the three months ended September 30, 2015 and 2014.

	THREE MONTHS
	ENDED SEPTEMBER 30, 2015	ENDED SEPTEMBER 30, 2014	INCREASE (DECREASE)	% INCREASE (DECREASE)
REVENUES
Oil and Gas Revenues	$60,265	$177,075	$(116,792)	-65.96%
Administrative revenues	2,175	11,311	(9,136)	-80.77%
Total Revenues	62,440	188,368	(125,928)	-66.85%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	2,376	1,991	385	19.34%
Barrels of Oil Equivalent per day	26.40	22.12	4.28	9.6%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$25.36	$88.93	$(63.57)	-71.48%

Operating Expenses. For the three months ended September 30, 2015, our total operating expenses were $646,860 which consisted of lease operating expenses of $145,022, accretion expense of $3,000, depletion expenses of $10,797, bad debt of $175,000, and general and administrative expenses of $134,547. By comparison, for the three months ended September 30, 2014, our total operating expenses were $235,563, which consisted of lease operating expenses of $42,274, accretion expense of $3,000, depletion expense of $26,725, and general and administrative expenses of $163,564.

The following table sets forth information relating to our operating expenses for the three months ended September 30, 2015 and 2014

	THREE MONTHS
	ENDED SEPTEMBER 30, 2015	ENDED SEPTEMBER 30, 2014	INCREASE (DECREASE)	% INCREASE (DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$143,905	$28,868	$115,037	398.49%
Workover expenses	778	3,021	(2,243)	-74.24%
Legal, title and administrative well expenses	339	10,385	(10,046)	-96.74%
Total Lease Operating expenses	145,022	42,274	102,748	243.05%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	13,797	29,725	(15,928)	-53.58%

IMPAIRMENT LOSS OF WELL ASSETS
Impairment loss of well assets	178,494	—	178,494	100.00%

BAD DEBT EXPENSE
Bad debt expense	175,000	—	175,000	100.00%

RECOVERY OF BAD DEBT
Recover of bad debt	—	—	—	—

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$3,500	$5,276	$(1,776)	33.66%
Employee and officer expenses	54,888	35,000	19,888	56.82%
Other general and administrative	76,159	123,288	(47,129)	-38.23%
Total General and Administrative expenses	134,547	163,564	(29,017)	-17.74%

TOTAL OPERATING EXPENSES	646,860	235,563	411,297	174.60%

For the three months ended September 30, 2015 we incurred lease operating expenses of $145,022, a increase of $102,748 or 243% compared to the three months ended September 30, 2014, For the three months ended September 30, 2015 we incurred workover expenses of $778, compared to $3,021 for the three months ended September 30, 2014, a $2,243 decrease or 74.24%. The Company impaired $178,494 of it well assets, compared to $0, of the three months ended September 30, 2014. We also incurred legal, title, and administrative well expenses of $339 for the three months ended September 30, 2015 compared to $10,385 for the three months ended September 30, 2014, a decrease of $10,046 or 96.74% resulting from decreased legal costs related to operating the wells.

During the three months ended September 30, 2015 compared to the three months ended September 30, 2014, our depreciation, depletion, amortization, and accretion expenses decreased by $15,928 or 54%

Net Operating Loss. For the three months ended September 30, 2015, our total net operating loss was $584,420 as compared to a net operating loss of $47,195 for the three months ended September 30, 2014, an increase of $537,225 or 1,178% from the prior period.

Other Income (Expense). For the three months ended September 30, 2015, we had interest income of $1 compared to interest expense of $10,019 for the three months ended September 30, 2014, relating to our outstanding convertible promissory notes. We recorded a gain on embedded derivatives of $29,874 for the three months ended September 30, 2014, with no such activity occurred in the current year. We had $0 in loss on conversion of debt for the three months ended September 30, 2015 compared to $47,688 for the three months ended September 30, 2014.

Net Loss. For the three months ended September 30, 2015, our net loss was $584,419 as compared to a net loss of $134,776 for the three months ended September 30, 2014, an increase of $449,643 or 374% from the prior period. The increase in net loss for the current quarter was largely due to the reversed penalties in the 2014 period with no such activity in the 2015 period, and a decrease in revenue.

Results of operations for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014

Revenues. We had total revenues of $354,242 for the nine months ended September 30, 2015 which were generated from oil and gas sales of $346,967 and well operating revenues of $7,275. This was a $144,508 or 41% decrease from total revenues of $498,750 for the nine months ended September 30, 2014, which were generated from oil and gas sales of $482,339 and well operation revenues of $16,411. Barrels of oil per day produced (BOPD) increased to an average of 68.99 BOPD from 19.83 BOPD for the nine months ended September 30, 2014.

Our administrative revenue is derived from well administrative/operator fees charged through United Operating, LLC, our wholly-owned subsidiary, to third party well owners for managing and accounting for the development and production of their oil and gas property interests. The Company also operates certain wells where the Company also has an ownership interest. For these partially owned wells, no administrative income is recognized. Rather, operating fees received from other well interest owners are recorded as a reduction to the full cost pool per the full cost rules. The full cost pool was reduced by $126,675 for the nine months ended September 30, 2015 compared to $138,986 for the nine months ended September 30, 2014.

The following table sets forth the revenue and production data for the six months ended September 30, 2015 and 2014.

	NINE MONTHS ENDED		INCREASE	% INCREASE
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014	(DECREASE)	(DECREASE)
REVENUES
Oil and Gas Revenues	$346,967	$482,339	$(135,372)	-28.07%
Administrative revenues	7,275	16,411	(9,136)	-55.67%
Total Revenues	354,242	498,750	(144,508)	-41.00%

PRODUCTION:
Total production (Barrel of Oil Equivalent)	6,209	5,355	854	15.95%
Barrels of Oil Equivalent per day	23.00	19.83	3	15.97%

AVERAGE SALES PRICES:
Price per Barrel of Oil Equivalent	$56	$90	$(34)	-37.96%

Operating Expenses. For the nine months ended September 30, 2015, our total operating expenses were $1,119,316 which consisted of lease operating expenses of $384,526, accretion expense of $9,000, depletion expenses of $28,211, recovery of bad debt of $47,232, bad debt expense of $175,000, and general and administrative expenses of $391,317 and impairment loss of well assets of $178,494. By comparison, for the nine months ended September 30, 2014, our total operating expenses were $952,400, which consisted of lease operating expenses of $295,410, accretion expenseof $9,186, depletion expense of $72,268, bad debt expense of $12,660, and general and administrative expenses of $562,876.

The following table sets forth information relating to our operating expenses for the six months ended September 30, 2015 and 2014

	NINE MONTHS ENDED		INCREASE	% INCREASE
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014	(DECREASE)	(DECREASE)
LEASE OPERATING EXPENSES
Lease operating expenses	$373,686	$274,938	$98,748	35.92%
Workover expenses	5,435	4,967	468	9.43%
Legal, title and administrative well expenses	5,405	15,505	(10,100)	-65.14%
Total Lease Operating expenses	384,526	295,410	89,116	30.17%

DEPLETION AND ACCRETION EXPENSE
Depreciation, depletion, amortization and accretion expense	37,211	81,454	(44,243)	-54.32%

IMPAIRMENT LOSS OF WELL ASSETS
Impairment loss of well assets	178,494	—	178,494	100.00%
BAD DEBT EXPENSE
Bad debt expense	175,000	12,660	162,340	1282.31%

RECOVERY OF BAD DEBT
Recover of bad debt	(47,232)	—	(47,232)	0.00%

GENERAL AND ADMINISTRATIVE EXPENSES
SEC related general and administrative expenses	$70,382	$61,916	$8,466	13.67%
Employee and officer expenses	204,411	159,762	44,649	-27.95%
Other general and administrative	116,524	341,198	(224,674)	-65.85%
Total General and Administrative expenses	391,317	562,876	(171,559)	-43.84%

TOTAL OPERATING EXPENSES	1,119,316	952,400	166,916	17.53%

For the nine months ended September 30, 2015 we incurred lease operating expenses of $384,526, an increase of $89,116 or 30% compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015 we incurred workover expenses of $5,435, an increase of $468 or 9.43% compared to the nine months ended September 30, 2014 as a result in repairs to keep wells in operating condition. The Company impaired its well assets, during the nine months ended September 30, 2015, by $178,494. We also incurred legal, title, and administrative well expenses of $5,405 for the nine months ended September 30, 2015 compared to $15,505 for the nine months ended September 30, 2014, a decrease of $10,100 or 65.14% resulting from lower legal costs related to operating the wells.

During the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, our depreciation, depletion, amortization, and accretion expenses decreased by $44,243 or 54%

During the nine months ended September 30, 2015 there was $47,232 of recovered bad debt that was previously written off with no such activity in the nine months that ended September 30, 2014. The Company also estimated that $175,000 of its outstanding accounts receivable uncollectible. As of September 30, 2015, the Company had an allowance for uncollectible accounts receivable of $395,558.

The decrease in general and administrative expenses of $171,559 or 44% during the nine months ended September 30, 2015, compared to the prior period, was largely due to a decrease in officer compensation and other general and administrative expenses.

Net Operating Loss. For the nine months ended September 30, 2015, our total net operating loss was $765,074 as compared to a net operating loss of $453,650 for the nine months ended September 30, 2014, an increase of $311,424 or 69% from the prior period.

Other Income (Expense). For the nine months ended September 30, 2015, we had interest income of $5 compared to interest expense of $189,559 for the nine months ended September 30, 2014, relating to our outstanding convertible promissory notes. We recorded a loss on embedded derivatives of $96,523 for the nine months ended September 30, 2014, with no such activity occurred in the current year.

Net Loss. For the nine months ended September 30, 2015, our net loss was $765,069 as compared to a net loss of $594,374 for the nine months ended September 30, 2014, an increase in net loss of $311,424 or 69% from the prior period. The increase in net loss for the current quarter was largely due to decrease in general & admin expense, collection of previously written off receivables, lower depletion expense, and the fully converted notes. The Company has also incurred an impairment in its well assets of $178,494 and bad debt expense of $175,000 at the nine months ended September 30, 2015.

Liquidity and Capital Resources. During the nine months ended September 30, 2015, we used $248,342 in operations. For the nine months ended September 30, 2014 we had cash provided by investing activities of $450,000 related to the sale of oil properties, no such activity occurred in the current year.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of September 30, 2015.

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

Item 2. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

As of September 30, 2015, the Company had a related party receivable in the amount of $243 due from two Companies with working interest amounts payable. This is a 99% decrease from an amount of $41,513 as of December 31, 2014. Our directors are also officers in these two companies.

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

For the nine months ended September 30, 2015 Phoenix Oil and Gas, LLC had a total of $5,441 in revenue for the wells it has an interest in. They also incurred $40,007 in joint interest billings and paid a total amount of $4,700 towards those joint interest billings for the nine months ended September 30, 2015.

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

United American Petroleum Corp., a Nevada corporation

Date: November 23, 2015	By:	/s/ Michael Carey
Michael Carey
Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director (Principal Executive Officer and Principal Financial Officer)